Form 10-K
period 2013-12-31
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2014-03-03
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001- 33314

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A Series of PowerShares DB US Dollar Index Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $897,888,902

Number of Common Units of Beneficial Interest outstanding as of January 31, 2014: 32,400,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (the “SEC”) filings.

ii

PART I

ITEM 1.	BUSINESS

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Fund. The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC, Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, ABN AMRO Clearing Chicago (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Excess Return (the “Long Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, in long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”) which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

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

The Fund does not borrow money to increase leverage. As of December 31, 2013 and 2012, the Fund had $667,435,214 (or 100%) and $689,599,034 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,243,730 (or 1.24%) and $9,427,000 (or 1.37%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2013 and 2012 for details of the Fund’s portfolio holdings.

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

The changes in market value over time, whether positive or negative, of DX Contracts are related to the Index Currencies. (Although the Index tracks the changes in market value over time, whether positive or negative, of long positions in the first to expire DX Contracts, the closing level of the Index is in effect, and in part, a reflection of the changes, whether positive or negative, in the level of the U.S. dollar relative to a basket of the underlying Index Currencies.) The Index Currencies are Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Index Currencies represent the currencies of the major trading partners of the U.S. (and represent the currencies of 22 countries, 17 countries of the Euro zone plus five other countries).

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

The sponsor of the Long Index is Deutsche Bank AG London (the “Index Sponsor”).

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

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of long positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986, or the Base Date, which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying basket of Index Currencies which comprise the USDX®.

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

There are no regularly scheduled adjustments or rebalancings of the USDX®. The USDX® has only been adjusted once, when the Euro was introduced as the common currency for the European Union (EU) bloc of countries. Without any other adjustments, the combination of components and their respective weightings in the USDX® have yielded performance results similar to other commonly used US dollar indexes, whether those index methodologies are based on trade weights or capital flow weights.

General

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust and the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the ongoing operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the

Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $12.00 per round-turn trade1 for the Years Ended December 31, 2013, 2012 and 2011.

The Administrator, Custodian and Transfer Agent

The Managing Owner, on behalf of the Fund, has appointed The Bank of New York Mellon as the administrator (the “Administrator”) of the Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian (the “Custodian”) of the Fund and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund has materially failed to perform its obligations under the Administration Agreement.

The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement.

The Administrator’s monthly fees are paid on behalf of the Fund by the Managing Owner out of the Management Fee.

The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Administrator receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund.

[1]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

Invesco PowerShares Capital Management LLC

Under the License Agreement among Invesco PowerShares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC, the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the Fund’s prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its Shareholders.

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over-the-counter (the “OTC”) foreign exchange markets.

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund is not registered with the CFTC in any capacity.

The CEAct requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

The CEAct also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Shareholders are afforded certain rights for reparations under the CEAct. Shareholders may also be able to maintain a private right of action for certain violations of the CEAct. The CFTC has adopted rules implementing the reparation provisions of the CEAct which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEAct against a floor broker, futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the CEAct, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www.dbxus.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

ITEM 1A.	RISK FACTORS

An investment in the securities of the Fund involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this report and the Prospectus, before making a decision to invest in the securities of the Fund. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Futures Contracts and Other Assets Held by the Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Fund’s Shares.

The Shares are designed to reflect as closely as possible the changes, whether positive or negative, in the level of the Index, over time, through its investment in the DX Contracts. The value of the Shares relates directly to the changes in market value over time, whether positive or negative, of the DX Contracts, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the DX Contracts may fluctuate widely. Several factors may affect the price of the Index Currencies, and in turn, the DX Contracts owned by the Fund, including, but not limited to:

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

Net Asset Value May Not Always Correspond to Market Price and, as a Result, Baskets May be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

The net asset value per Share will change as fluctuations occur in the market value of its portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from its net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical, to the same forces influencing the prices of the Index Currencies trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and ICE Futures U.S., which is the futures exchange on which DX Contracts are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, DX Contracts are traded for 21 consecutive hours on ICE Futures U.S. from 8:00 p.m. Eastern Standard Time to 5:00 p.m. Eastern Standard Time on the next business day. As a result, during the time when the ICE Futures U.S. is open and the NYSE Arca is closed, trading spreads and the resulting premium or discount on the Shares may widen, and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Currencies, DX Contracts, or due to other extraordinary circumstances.

As of the date of this Report, the DX Contracts are not subject to speculative position limits. There can be no assurance that the DX Contracts will not become subject to speculative position limits. Should the Fund become subject to speculative position limits with respect to its DX Contracts holdings, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional DX Contracts may be limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to the net asset value of the Fund, and in turn, increasing the Fund’s tracking error with respect to the Index.

If speculative position limits are applied to the DX Contracts and the Fund approaches or reaches such speculative position limits, the Fund may potentially increase its tracking error with respect to the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the DX Contracts, the Fund may:

•	invest in a different month DX Contract other than the specific DX Contract that was originally required by the Index, or

•	invest in another futures contract substantially similar to the DX Contracts, if available, or

•	invest in the futures contracts referencing the Index Currencies, or

•	invest in a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such above instruments tend to exhibit trading prices that correlate with the DX Contract. Any of the above substitute instruments may potentially increase tracking error between the Fund and the Index.

Furthermore, the Fund is not able to replicate exactly the changes in the level of the Index because the total return is reduced by expenses and transaction costs, including those incurred in connection with its trading activities, and increased by interest income from its holdings of short-term high quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Fund is Not Actively Managed and Will Track the Index During Periods in Which the Index Is Flat or Declining as well as when the Index Is Rising.

The Fund is not actively managed by traditional methods. For example, if the DX Contracts owned by the Fund are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

Investors Who Invest Only in the Fund May Not be Able to Profit if the Market Value of the DX Contracts Moves Against Such Investment.

The net asset value of the Fund is expected to rise as a result of any upward price movement in the Fund’s long positions in the DX Contracts.

If the price of the Fund’s long positions in DX Contracts increases, the net asset value of the Fund will increase. If the price of the Fund’s long positions in DX Contracts decreases, the net asset value of the Fund will decrease. Therefore, the investment experience of investors who plan to invest in the Fund will depend upon the price movements of the Fund’s long positions in its DX Contracts. The Fund may become unprofitable in the future if the price of the DX Contracts moves in an adverse direction.

Certain investors who decide to invest in both the Fund and UDN may, nevertheless, suffer losses if the investor’s investment mix between the Fund and UDN is biased in one direction and the market price of the DX Contracts moves in an adverse direction. Additionally, investors should not invest in equal amounts in both the Fund and UDN simultaneously. The net effect of such an investment will be the income from the underlying 3-month U.S. Treasury bills, less fees and expenses.

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed on the NYSE Arca under the market symbol “UUP.” Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in the Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

The Lack of an Active Trading Market for the Shares May Result in Losses on Your Investment in the Fund at the Time of Disposition of Your Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than that you would receive if an active market did exist.

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund Since January 2006, their Experience may be Relatively Inadequate or Unsuitable to Manage the Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage investment vehicles such as the Fund. If the experience of the Managing Owner and its principals is not relatively adequate or suitable to manage investment vehicles such as the Fund, the operations of the Fund may be adversely affected.

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

Although past performance is not necessarily indicative of future results, the Fund’s performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund. Likewise, the Index has a history which might (or might not) be indicative of the future Index results, or of the future performance of the Fund. Therefore, you will have to make your decision to invest in the Fund without relying on the Fund’s past performance history or the Index’s closing level history.

Fewer Representative Index Currencies May Result In Greater Index Volatility.

The changes in market value over time, whether positive or negative, of DX Contracts is linked to the U.S. Dollar Index (USDX®), or the USDX®. The USDX® is comprised of only six Index Currencies. Accordingly, the USDX® is concentrated in terms of the number of currencies represented. You should be aware that other currency indexes are more diversified in terms of the number of currencies included. Concentration in fewer currencies may result in a greater degree of volatility in the USDX®, and in turn, the changes in market value of the underlying DX Contracts, under specific market conditions and over time.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

Although past Index levels are not necessarily indicative of future Index levels, the Index has experienced unusually long peak-to-valley drawdown periods.

As of December 31, 2012, the closing level of the Index experienced a peak-to-valley drawdown of (48.06)% during the period from December 1986—April 2011.

Because it is expected that the Fund’s performance will track the changes in the closing levels of its Index, the Fund would suffer a continuous drawdown during the period that an Index suffers such a drawdown period, and in turn, the value of your Shares will also suffer.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index, as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	8.82%
Average rolling 3 month daily volatility	8.54%
Monthly return volatility	8.84%
Average annual volatility	8.68%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1986***	0.00%
1987	9.44%
1988	9.62%
1989	10.22%
1990	8.77%
1991	11.53%
1992	11.70%
1993	9.44%
1994	7.83%
1995	9.78%
1996	4.99%
1997	7.59%
1998	8.06%
1999	7.59%
2000	8.77%
2001	8.70%
2002	7.49%
2003	8.44%
2004	9.52%
2005	8.10%
2006	6.95%
2007	5.21%
2008	11.94%
2009	11.09%
2010	8.84%
2011	9.47%
2012	6.67%
2013	6.70%

*	As of December 31, 2013. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

Daily Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price.

Monthly Return Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the monthly change in price.

Average Annual Volatility: The average of yearly volatilities for a given sample period. The yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

***	As of December 31, 1986.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.05% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 17, 2014. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break-even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

You Cannot Be Assured of the Managing Owner’s Continued Services, Which Discontinuance May Be Detrimental to the Fund.

You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund, the Fund may be adversely affected.

Possible Illiquid Markets May Exacerbate Losses.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position.

There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will be exacerbated due to the fact that the Fund only invests in the DX Contract.

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

Because the Futures Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while Shares trade unprofitably.

Failure of Currency Futures Trading to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to Your Portfolio.

Historically, currency futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although currency futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means that the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice-versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, you will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset your losses from other investments.

Risks Associated with Forward Agreements and Swap Agreements, Which May be Detrimental to the Value of Your Shares.

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the DX Contracts, the Fund may potentially invest in a forward agreement and/or swap agreement referencing the Index Currencies, which will then subject the Fund (and ultimately the value of your Shares) to certain of the below risks, as applicable.

To the extent the Fund enters into forward contracts (agreements to exchange one currency for another at a future date) on the Index Currencies, these forward contracts are not guaranteed by an exchange or clearinghouse; rather, banks and dealers act as principals in these markets. This exposes the Fund to the creditworthiness of the counterparty, to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing the Fund to experience delays in liquidating or transferring the relevant forward, or may result in a loss. Furthermore, while the markets for currency forward contracts are not currently regulated by the CFTC or any banking authority, they may in the future become subject to regulation under the Dodd-Frank Act, a development which may entail increased costs and may result in burdensome reporting or regulatory requirements. There is currently no limitation on the daily price movements of forward contracts. Assets deposited with the counterparty as margin are not currently required under CFTC regulations or any other regulations to be held in a segregated account for the benefit of the Fund. Consequently assets deposited by the Fund with a counterparty as margin may be indistinguishable, for insolvency purposes, from assets of such counterparty and therefore may be subject to creditors’ claims in the event of such counterparty’s insolvency, and not available for timely recall by the Fund. Principals in the forward markets have no obligation to continue to make markets in the forward contracts. The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Dodd-Frank Act might limit such forward trading to less than that which may be necessary, to the possible detriment of the Fund and ultimately the value of your Shares.

Swap agreements are typically privately negotiated and may be either over-the-counter derivative products or cleared derivative products. In each case, swaps involve an agreement in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to the Index Currencies and a particular “notional amount.” Swaps may be subject to various types of risks, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty. Swap agreements can take many different forms, may be cleared on a clearinghouse or not cleared and are known by a variety of names. The Fund is not limited to any particular form of swap agreement if, in the commercially reasonable judgment of the Managing Owner, such swap agreements tend to exhibit trading prices that correlate with the DX Contract. A significant factor in the performance of swaps is the change in the value of the Index Currencies, specific interest rates, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Fund, the Fund must have sufficient cash available to make such payments when due. In addition, to the extent a swap is not cleared on a clearinghouse and a counterparty’s creditworthiness declines, the value of the swap agreement with that counterparty would be likely to decline, potentially resulting in losses to the Fund. The Dodd-Frank Act requires that a substantial portion of swap transactions must be executed in regulated markets and submitted for clearing to regulated clearinghouses. While these provisions are intended in part to reduce counterparty credit risk related to swap transactions and the SEC and the CFTC are in the process of issuing rules and regulations to govern these markets, the success of the Dodd-Frank Act in this respect may not be apparent for several years and will depend on whether the SEC and the CFTC are able to successfully implement these rules and regulations and whether the market will be able to adapt to the ramifications of such rules and regulations.

Risks Associated with Over-the-Counter Transactions May be Detrimental to the Value of Your Shares.

The Dodd-Frank Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.

The Dodd-Frank Act will require that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. Over-the-counter trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. The regulators also have broad discretion to impose margin requirements on non-cleared over-the-counter derivatives. In addition, the over-the-counter derivative dealers with which the Fund may execute the majority of its over-the-counter derivatives will be subject to clearing and margin requirements, including the requirement to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do. This will further increase the dealers’ costs, which costs are expected to be passed through to other market participants in the form of higher fees and less favorable dealer pricing.

The SEC and CFTC may also require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the over-the-counter markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into certain tailored or customized transactions. They may also render an investment in over-the-counter instruments in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

Over-the-counter derivative dealers and major over-the-counter derivatives market participants will be required to register with the SEC and/or CFTC. Dealers and major participants will be subject to a number of requirements, including minimum capital and margin requirements. These requirements may apply irrespective of whether the over-the-counter derivatives in question are exchange-traded or cleared, and may increase the overall costs for over-the-counter derivative dealers, which costs are likely to be passed along, at least partially, to market participants in the form of higher fees or less advantageous dealer marks. The overall impact of the Dodd-Frank Act on the Fund is highly uncertain and it is unclear how the over-the-counter derivatives markets will adapt to this new regulatory regime.

Although the Dodd-Frank Act will require many over-the-counter derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Fund may remain principal-to-principal or over-the-counter contracts between the Fund and third parties entered into bi-laterally. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Dodd-Frank Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Dodd-Frank Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Dodd-Frank Act, if at all, the risks posed by such instruments may include credit risk from a counterparty’s failure to meet its financial obligations; market and systemic risk; legal risk due to, for example, a party’s legal capacity, the insolvency or bankruptcy; operational risk; inadequate documentation risk; liquidity risk due to inability to prematurely terminate the derivative; concentration risk due to the concentration of closely related risks; and settlement risk.

Shareholders Will Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

The Fund is not registered as an investment company under the Investment Company Act of 1940, and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Tax Related Risks

Shareholders of the Fund Will Be Subject to Taxation on Their Allocable Share of the Fund’s Taxable Income, Whether or Not They Receive Cash Distributions.

Shareholders of the Fund will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders of the Fund may not receive cash distributions equal to their share of the Fund’s taxable income or even the tax liability that results from such income.

Items of Income, Gain, Loss and Deduction With Respect to Shares Could Be Reallocated if the IRS Does Not Accept the Assumptions or Conventions Used by the Fund in Allocating Such Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to the Fund’s Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Current Treatment of Long-Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long-term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates. This tax treatment may be adversely affected, changed or repealed by future changes in, or the expiration of, tax laws at any time.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

Other Risks

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Fund Remains at Risk of Significant Losses Because the Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of profits on its closed positions on the exchange.

Failure of a Swap Dealer May Adversely Affect Your Shares.

If the Fund invests in one or more swap agreements, the Fund would have credit risk to each of its swap dealer(s) and the clearinghouses on which such swap dealer(s) clear swaps. Moreover, the Fund may, in its sole discretion, maintain all of its cleared swaps positions with a single swap dealer. Where a swap dealer is registered as such with the CFTC, such swap dealer is required by CFTC regulations to segregate from its own assets, and for the sole benefit of its customers (including the Fund), all assets held by a swap dealer in respect of each swap agreement, including an amount equal to the net unrealized gain on all such open cleared swaps. Cleared swaps are marked to market on a daily basis, with variations in value credited or charged to the customer’s account, and any funds received in connection with profits on a swap position belonging to the customer should be treated as the property of the customer and maintained by a swap dealer in a customer segregated account. A swap dealer is also required to deposit its own funds into its customer segregated accounts to the extent necessary to ensure that such accounts do not become under-segregated and that no customer’s excess funds in the segregated account may be used to meet the margin requirements of another customer. In the event of a swap dealer’s financial collapse, insolvency, or bankruptcy, the customer funds held in a swap dealer’s customer segregated accounts, assuming such funds were properly segregated, should be insulated as an identifiable separate pool of assets and, as such, should not be available for distribution to such swap dealer’s general creditors. Under such circumstances, each customer with assets on deposit in such swap dealer’s customer segregated account would receive its pro rata share of such assets. As long as such swap dealer is collecting margin payments from its customers, properly segregating such customer margin payments or advancing its own funds in accordance with CFTC regulations, each customer should receive all of its assets from the customer segregated account. To the extent that any segregated account may be under-margined, however, the deficiency would be shared on a pro rata basis by each customer holding assets in such account. While the Managing Owner will generally seek to utilize swap dealers who have a reputation for maintaining sufficient assets in customer accounts to avoid under-margined accounts, no assurance can be given that the Managing Owner will be able to successfully limit the Fund’s cleared swap positions to swap dealers that fully comply with applicable CFTC regulations.

The Effect Of Market Disruptions and Government Intervention Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to market participants from their banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants. Market disruptions may from time to time cause dramatic losses, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Dodd-Frank Act require rulemaking by the applicable regulators before becoming fully effective and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Dodd-Frank Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent you in connection with the offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund to terminate unless a substitute managing owner was obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in separate series of a Delaware statutory trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions at the discretion of the Managing Owner).

An Investment in Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund constitutes a relatively new type of investment vehicle. It competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currencies futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Fund.

Because the Price of DX Contracts Is Primarily Influenced by Short-Term Interest Rate Differentials, You May Sell Your Shares at a Time When the DX Contracts Are Being Traded at a Discount, and Therefore, Receive an Amount that Would be Lower than if the DX Contracts Were Trading at a Premium.

The price of DX Contracts responds directly to short-term interest rate differentials. For example, if interest rates in the U.S. are broadly higher than international interest rates, then DX Contracts will trade at a discount to the spot index. If U.S. rates are lower, DX Contracts will trade at a premium to the spot index. This relationship also holds for long-dated futures versus nearby futures. Because interest rates move up and down, DX Contracts may trade at a premium some of the time and at a discount at other times. In turn, if you sell your Shares during a period when the DX Contracts are trading at a discount, you may receive less than you may have received if you sold your Shares during a period when the DX Contracts are trading at a premium.

The Value of the Shares Will be Adversely Affected if the Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Fund and, consequently, the value of the Shares.

The Net Asset Value Calculation of the Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is Not Available on the Date of Net Asset Value Calculation.

Calculating the net asset value of the Fund includes, in part, any unrealized profits or losses on open foreign exchange futures contracts. Under normal circumstances, the net asset value of the Fund reflects the settlement price of open foreign exchange futures contracts on the date when the net asset value is being calculated. However, if a foreign exchange futures contract traded on an exchange (both U.S. and, to the extent it becomes applicable, non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. In such a situation, there is a risk that the calculation of the net asset value of the Fund on such day will not accurately reflect the realizable market value of such foreign exchange futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a foreign exchange futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards, there is a risk that the resulting calculation of the net asset value of the Fund could be under or overstated, perhaps to a significant degree. Although the DX Contracts that the Fund will invest in are not currently subject to “daily limits,” the terms and conditions of these contracts may change in the future, and thus, may subject the Fund to the above-described risks.

Exchange Rates on the Index Currencies Could be Volatile and Could Materially and Adversely Affect the Performance of the Shares.

Foreign exchange rates are influenced by national debt levels and trade deficits, domestic and foreign inflation rates and investors’ expectations concerning inflation rates, domestic and foreign interest rates and investors’ expectations concerning interest rates, currency exchange rates, investment and trading activities of mutual funds, hedge funds and currency funds; and global or regional political, economic or financial events and situations. Additionally, foreign exchange rates on the Index Currencies may also be influenced by changing supply and demand for a particular Index Currency, monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions, currency devaluations and revaluations. Also, governments from time-to-time intervene in the currency markets, directly and by regulation, in order to influence prices directly. Additionally, expectations among market participants that a currency’s value soon will change may also affect exchange rates on the Index Currencies, and in turn, both the Index and the DX Contracts. These events and actions are unpredictable. The resulting volatility in the exchange rates on the underlying Index Currencies may materially and adversely affect the market value of the DX Contracts, which would then negatively impact the value of your Shares.

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions or pressures require members of the official sector to sell their Index Currencies simultaneously or in an uncoordinated manner, the demand for Index Currencies might not be sufficient to accommodate the sudden increase in the supply of certain Index Currencies to the market. Consequently, the price of an Index Currency may decline, which may materially and adversely affect the market value of the DX Contract, which would then negatively impact the Shares.

Although the Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase the Shareholders’ Liability.

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

•	Shareholders’ actions unrelated to the business of the Fund, or

•	Taxes imposed on the Shares by the states or municipalities in which such investors reside.

An Insolvency Resulting From the other Series in the Trust or the Trust Itself May Have a Material Adverse Effect On the Fund.

The Fund is a series or a part of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of the Fund are separate from the assets and liabilities of the other series of the Trust, as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of the other series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in Federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from the other series in the Trust or the Trust itself may have a material adverse effect on the Fund.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “UUP.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2013	$22.66	$21.60
June 30, 2013	$22.92	$21.84
September 30, 2013	$22.93	$21.63
December 31, 2013	$21.90	$21.33

Quarter ended	High	Low
March 31, 2012	$22.75	$21.78
June 30, 2012	$22.99	$21.81
September 30, 2012	$23.10	$21.64
December 31, 2012	$22.24	$21.64

Holders

As of December 31, 2013, the Fund had 25,531 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2013 or for the Year Ended December 31, 2012.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2013, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2013	37,200,000	$21.97
Year Ended December 31, 2012	85,000,000	$22.16
Year Ended December 31, 2011	55,200,000	$21.61

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2013, 2012, 2011, 2010 and 2009 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010*	Year Ended December 31, 2009*
Interest Income	$320,338	$746,959	$617,446	$1,150,772	$537,045
Net investment income (loss)	$(5,790,242)	$(8,905,722)	$(8,849,388)	$(9,928,469)	$(2,663,102)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(15,763,634)	$(33,392,417)	$221,818	$47,005,226	$33,451,505
Net Income (Loss)	$(21,553,876)	$(42,298,139)	$(8,627,570)	$37,076,757	$30,788,403
Net Income (Loss) per Share	$(0.29)	$(0.63)	$(0.33)	$(0.26)	$(1.69)
Distribution per Share	$—	$—	$—	$—	$—
Net increase (decrease) in cash	$(53,472,637)	$(10,008,684)	$(21,491,990)	$(78,279,042)	$9,842,345

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010*	As of December 31, 2009*
Total Assets	$667,435,214	$689,599,034	$1,890,352,197	$998,211,778	$3,233,935,922
Shares NAV	$21.52	$21.81	$22.44	$22.77	$23.03
General Shares NAV	$21.52	$21.80	$22.45	$22.78	$23.03

*	From February 20, 2007 through January 3, 2010, the Management Fee payable by the Fund was 0.50% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.50% to 0.75% per annum of the daily net asset value of the Fund.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$84,621	$104,810	$94,756	$36,151
Net investment income (loss)	$(1,251,943)	$(1,347,770)	$(1,760,395)	$(1,430,134)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$24,238,875	$(897,242)	$(36,318,666)	$(2,786,601)
Net Income/(loss)	$22,986,932	$(2,245,012)	$(38,079,061)	$(4,216,735)
Increase/(decrease) in Net Asset Value	$56,644,044	$151,786,358	$(114,383,695)	$(116,178,644)
Net Income (loss) per Share	$0.79	$(0.05)	$(0.92)	$(0.11)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$79,991	$241,083	$237,240	$188,645
Net investment income (loss)	$(3,032,963)	$(2,248,493)	$(2,083,532)	$(1,540,734)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(38,493,503)	$33,322,832	$(26,062,368)	$(2,159,378)
Net Income/(loss)	$(41,526,466)	$31,074,339	$(28,145,900)	$(3,700,112)
Increase/(decrease) in Net Asset Value	$(623,169,313)	$(111,021,395)	$(146,974,102)	$(318,982,488)
Net Income (loss) per Share	$(0.54)	$0.57	$(0.55)	$(0.11)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bullish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC (the “Managing Owner”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview / Introduction

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Excess Return, the Long Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC, Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, ABN AMRO Clearing Chicago (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

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

The Fund is an index tracking fund and does not utilize any trading system, whether discretionary, systematic or otherwise. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. In turn, the Fund seeks to track the Index by establishing long positions in DX Contracts accordingly. Therefore, the Managing Owner serves in an administrative role in order to ensure that the Fund invests in a manner that seeks to track the Index.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Trust and the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value.

Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended December 31, 2013, 2012 and 2011 (herein referred to as the “Three Months Ended December 31, 2013”, the “Three Months Ended December 31, 2012” and the “Three Months Ended December 31, 2011”, respectively), the years ended December 31, 2013, 2012 and 2011 (herein referred to as the “Year Ended December 31, 2013”, the “Year Ended December 31, 2012” and the “Year Ended December 31, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return (Long Index-TR), consists of the Index plus 3-month United States Treasury bills returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2013, 2012 and 2011 and the Years Ended December 31, 2013, 2012 and 2011” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2013, 2012 and 2011 and the Years Ended December 31, 2013, 2012 and 2011

	Aggregate returns for the LONG INDEX-TR
Underlying Index	Three Months Ended December 31, 2013	Year Ended December 31, 2013	Three Months Ended December 31, 2012	Year Ended December 31, 2012	Three Months Ended December 31, 2011	Year Ended December 31, 2011
DX Contract	(0.34)%	(0.50)%	(0.29)%	(1.99)%	1.03%	(0.72)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return (the “Long Index-TR”). The only difference between the Index and the Long Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index-TR does include such a component. The difference between the Index and the Long Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Long Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

The Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on trade date and at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. Also see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Fund Remains at Risk of Significant Losses Because the Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.” In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to 3 business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-

entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to 3 business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(52.9) million, $1,147.8 million, and $(921.9) million for the Years Ended December 31, 2013, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2013, $3,221.6 million was paid to purchase United States Treasury Obligations and $3,191.0 million was received from sales and maturing contracts. During the Year Ended December 31, 2012, $4,321.1 million was paid to purchase United States Treasury Obligations and $5,522.9 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $5,313.5 million was paid to purchase United States Treasury Obligations and $4,403.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $0.3 million, $10.3 million, and $2.5 million during the Years Ended December 31, 2013, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(0.6) million, $(1,157.8) million, and $900.4 million during the Years Ended December 31, 2013, 2012 and 2011, respectively. This included $816.7 million, $725.6 million, and $2,093.4 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2013, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013, 2012 AND 2011, AND THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return (the “Long Index” or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF UUP, UUPNV AND USDUPX FOR THE YEARS ENDED

DECEMBER 31, 2013, 2012 AND 2011

AND THE THREE MONTHS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A.—“RISK FACTORS” SET FORTH HEREIN, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND RELATED PRODUCTS AND MANAGING FUTURES ACCOUNTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Fund Share Price Performance

For the Year Ended December 31, 2013, the NYSE Arca market value of each Share decreased 1.33% from $21.81 per Share to $21.52 per Share. The Share price high and low for the Year Ended December 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $22.93 per Share (+5.14%) on July 9, 2013 to a low of $21.33 per Share (-2.20%) on October 24, 2013. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund, on a market value basis was -1.33%.

For the Year Ended December 31, 2012, the NYSE Arca market value of each Share decreased 2.94% from $22.47 per Share to $21.81 per Share. The Share price high and low for the Year Ended December 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $23.10 per Share (+2.80%) on July 24, 2012 to a low of $21.64 per Share (-3.69%) on September 14, 2012 and October 17, 2012. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was -2.94%.

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share decreased 1.06% from $22.71 per Share to $22.47 per Share. The Share price high and low for the Year Ended December 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $23.36 per Share (+2.86%) on January 7, 2011 to a low of $20.93 per Share (-7.84%) on July 26, 2011 and August 29, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis was -1.06%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2013, the net asset value of each Share decreased 1.33% from $21.81 per Share to $21.52 per Share. Depreciation in price of the long DX contracts during the Year Ended December 31, 2013 contributed to a 0.50% decrease in the level of the Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -1.33%.

Net loss for the Year Ended December 31, 2013 was $21.6 million, resulting from $0.3 million of interest income, net realized losses of $16.1 million, net change in unrealized gains of $0.3 million and operating expenses of $6.1 million.

For the Year Ended December 31, 2012, the net asset value of each Share decreased 2.81% from $22.44 per Share to $21.81 per Share. Depreciation in price of the long DX contracts during the Year Ended December 31, 2012 contributed to a 1.99% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was -2.81%.

Net loss for the Year Ended December 31, 2012 was $42.3 million, resulting from $0.7 million of interest income, net realized losses of $43.7 million, net change in unrealized gains of $10.3 million and operating expenses of $9.6 million.

For the Year Ended December 31, 2011, the net asset value of each Share decreased 1.45% from $22.77 per Share to $22.44 per Share. Depreciation in price of the long DX contracts during the Year Ended December 31, 2011 contributed to a 0.72% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -1.45%.

Net loss for the Year Ended December 31, 2011 was $8.6 million, resulting from $0.6 million of interest income, net realized losses of $2.2 million, net change in unrealized gains of $2.5 million and operating expenses of $9.5 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013, 2012 AND 2011

Fund Share Price Performance

For the Three Months Ended December 31, 2013, the NYSE Arca market value of each Share decreased 0.51% from $21.63 per Share to $21.52 per Share. The Share price high and low for the Three Months Ended December 31, 2013 and related change from the Share price on September 30, 2013 was as follows: Shares traded from a high of $21.90 per Share (+1.23%) on November 8, 2013 to a low of $21.33 per Share (-1.39%) on October 24,, 2013. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund, on a market value basis was -0.51%.

For the Three Months Ended December 31, 2012, the NYSE Arca market value of each Share decreased 0.50% from $21.92 per Share to $21.81 per Share. The Share price high and low for the Three Months Ended December 31, 2012 and related change from the Share price on September 30, 2012 was as follows: Shares traded from a high of $22.24 per Share (+1.46%) on November 16, 2012 to a low of $21.64 per Share (-1.28%) on October 17, 2012. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a market value basis was -0.50%.

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share increased 0.72% from $22.31 per Share to $22.47 per Share. The Share price low and high for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a low of $21.15 per Share (-5.20%) on October 27, 2011 to a high of $22.62 per Share (+1.39%) on December 14, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis was +0.72%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2013, the net asset value of each Share decreased 0.51% from $21.63 per Share to $21.52 per Share. Depreciation in price of the long DX contracts during the Three Months Ended December 31, 2013 contributed to a 0.34% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -0.51%.

Net loss for the Three Months Ended December 31, 2013 was $4.2 million, resulting from $0.1 million of interest income, net realized losses of $16.4 million, net change in unrealized gains of $13.6 million and operating expenses of $1.5 million.

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 0.50% from $21.92 per Share to $21.81 per Share. Depreciation in the price of the long DX contracts during the Three Months Ended December 31, 2012 contributed to a 0.29% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return on a net asset value basis for the Fund was -0.50%.

Net loss for the Three Months Ended December 31, 2012 was $3.7 million, resulting from $0.2 million of interest income, net realized gains of $4.8 million, net change in unrealized losses of $7.1 million and operating expenses of $1.6 million.

For the Three Months Ended December 31, 2011, the net asset value of each Share increased 0.81% from $22.26 per Share to $22.44 per Share. Appreciation in the price of the long DX contracts during the Three Months Ended December 31, 2011 contributed to a 1.03% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return on a net asset value basis for the Fund was +0.81%.

Net loss for the Three Months Ended December 31, 2011 was $1.0 million, resulting from $0.1 million of interest income, net realized gains $48.9 million, net change in unrealized losses of $46.6 million and operating expenses of $3.4 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Value at risk, or VaR, is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$667,435,214	0.42%	$6,498,147	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$689,599,034	0.42%	$6,738,720	10

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB US Dollar Index Bullish Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Martin Kremenstein, Chief Executive Officer, and Michael Gilligan, Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2013.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2013, as stated in their report on page 39 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and

The Shareholders of PowerShares DB US Dollar Index Bullish Fund:

In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statements of income and expenses, changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund (the Fund), a series of the PowerShares DB US Dollar Index Trust, at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management of the fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and

The Shareholders of PowerShares DB US Dollar Index Bullish Fund:

We have audited the accompanying statement of financial condition, including the schedule of investments, of PowerShares DB US Dollar Index Bullish Fund (the Fund), a series of the PowerShares DB US Dollar Index Trust, as of December 31, 2012, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund as of December 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
February 22, 2013

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $655,900,035 and $624,930,877 respectively)	$655,913,912	$624,957,014
Cash held by commodity broker	12,100,937	65,573,574
Net unrealized appreciation (depreciation) on futures contracts	(579,635)	(931,554)

Equity in broker trading accounts	667,435,214	689,599,034

Total assets	$667,435,214	$689,599,034

Liabilities
Management fee payable	$445,639	$478,052
Brokerage fee payable	1,456	926

Total liabilities	447,095	478,978

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity - General Shares	861	872
Shareholders’ equity - Shares	666,987,258	689,119,184

Total shareholders’ equity	666,988,119	689,120,056

Total liabilities and equity	$667,435,214	$689,599,034

General Shares outstanding	40	40
Shares outstanding	31,000,000	31,600,000

Net asset value per share
General Shares	$21.52	$21.80
Shares	$21.52	$21.81

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.065% due March 20, 2014	51.87%	$345,959,172	$346,000,000
U.S. Treasury Bills, 0.070% due March 27, 2014	46.47	309,954,740	310,000,000

Total United States Treasury Obligations (cost $655,900,035)	98.34%	$655,913,912

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Futures Contracts
FNX-ICE Dollar Index (8,327 contracts, settlement date March 17, 2014)	(0.09)%	$(579,635)	$667,733,803

Total Futures Contracts	(0.09)%	$(579,635)	$667,733,803

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due March 14, 2013	24.24%	$166,989,312	$167,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	61.52	423,970,320	424,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	4.93	33,997,382	34,000,000

Total United States Treasury Obligations (cost $624,930,877)	90.69%	$624,957,014

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Futures Contracts
ICE-US Dollar Index (8,570 contracts, settlement date March 18, 2013)	(0.14)%	$(931,554)	$684,494,470

Total Futures Contracts	(0.14)%	$(931,554)	$684,494,470

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income
Interest Income (loss)	$320,338	$746,959	$617,446

Expenses
Management Fee	5,580,075	8,841,170	8,794,587
Brokerage Commissions and Fees	530,505	811,511	672,247

Total expenses	6,110,580	9,652,681	9,466,834

Net investment income (loss)	(5,790,242)	(8,905,722)	(8,849,388)

Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures Contracts

Realized Gain (Loss) on
Unites States Treasury Obligations	16,813	3,063	29,814
Futures	(16,120,106)	(43,696,717)	(2,285,446)

Net realized gain (loss)	(16,103,293)	(43,693,654)	(2,255,632)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(12,260)	49,987	(71,271)
Futures	351,919	10,251,250	2,548,721

Net change in unrealized gain (loss)	339,659	10,301,237	2,477,450

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(15,763,634)	(33,392,417)	221,818

Net Income (Loss)	$(21,553,876)	$(42,298,139)	$(8,627,570)

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 01, 2013	40	$872	31,600,000	$689,119,184	$689,120,056

Sale of Shares			36,600,000	816,695,594	816,695,594
Redemption of Shares			(37,200,000)	(817,273,655)	(817,273,655)

Net Increase (Decrease) due to Share Transactions			(600,000)	(578,061)	(578,061)

Net Income (Loss)
Net investment income (loss)		(3)		(5,790,239)	(5,790,242)
Net realized gain (loss) on United States Treasury Obligations and Futures		(8)		(16,103,285)	(16,103,293)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		—		339,659	339,659

Net Income (Loss)		(11)		(21,553,865)	(21,553,876)

Net Change in Net Assets		(11)	(600,000)	(22,131,926)	(22,131,937)

Balance at December 31, 2013	40	$861	31,000,000	$666,987,258	$666,988,119

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 01, 2012	40	$898	84,200,000	$1,889,266,456	$1,889,267,354

Sale of Shares			32,400,000	725,579,274	725,579,274
Redemption of Shares			(85,000,000)	(1,883,428,433)	(1,883,428,433)

Net Increase (Decrease) due to Share Transactions			52,600,000	(1,157,849,159)	(1,157,849,159)

Net Income (Loss)
Net investment income (loss)		(5)		(8,905,717)	(8,905,722)
Net realized gain (loss) on United States Treasury Obligations and Futures		(27)		(43,693,627)	(43,693,654)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		6		10,301,231	10,301,237

Net Income (Loss)		(26)		(42,298,113)	(42,298,139)

Net Change in Net Assets		(26)	(52,600,000)	(1,200,147,272)	(1,200,147,298)

Balance at December 31, 2012	40	$872	31,600,000	$689,119,184	$689,120,056

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 01, 2011	40	$911	43,800,000	$997,502,403	$997,503,314

Sale of Shares			95,600,000	2,093,405,631	2,093,405,631
Redemption of Shares			(55,200,000)	(1,193,014,021)	(1,193,014,021)

Net Increase (Decrease) due to Share Transactions			40,400,000	900,391,610	900,391,610

Net Income (Loss)
Net investment income (loss)		(14)		(8,849,374)	(8,849,388)
Net realized gain (loss) on United States Treasury Obligations and Futures		(3)		(2,255,629)	(2,255,632)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		4		2,477,446	2,477,450

Net Income (Loss)		(13)		(8,627,557)	(8,627,570)

Net Change in Net Assets		(13)	40,400,000	891,764,053	891,764,040

Balance at December 31, 2011	40	$898	84,200,000	$1,889,266,456	$1,889,267,354

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flow from operating activities:
Net Income (Loss)	$(21,553,876)	$(42,298,139)	$(8,627,570)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(3,221,585,886)	(4,321,136,661)	(5,313,492,172)
Proceeds from securities sold and matured	3,190,966,946	5,522,933,134	4,402,984,473
Net accretion of discount on United States Treasury Obligations	(333,405)	(747,694)	(617,446)
Net realized (gain) loss on United States Treasury Obligations	(16,813)	(3,063)	(29,814)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	(339,659)	(10,301,237)	(2,477,450)
Change in operating receivables and liabilities:
Management fee payable	(32,413)	(604,335)	381,674
Brokerage fee payable	530	(1,530)	(5,295)

Net cash provided by (used for) operating activities	(52,894,576)	1,147,840,475	(921,883,600)

Cash flows from financing activities:
Proceeds from sale of Shares	816,695,594	725,579,274	2,093,405,631
Redemption of Shares	(817,273,655)	(1,883,428,433)	(1,193,014,021)

Net cash provided by (used for) financing activities	(578,061)	(1,157,849,159)	900,391,610

Net change in cash held by broker	(53,472,637)	(10,008,684)	(21,491,990)
Cash held by broker at beginning of year	65,573,574	75,582,258	97,074,248

Cash held by broker at end of year	$12,100,937	$65,573,574	$75,582,258

See accompanying notes to financial statements

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2013

(1) Organization

PowerShares DB US Dollar Index Bullish Fund (the “Fund”), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Report covers the year ended December 31, 2013 (herein referred to as the “Year Ended December 31, 2013”), the year ended December 31, 2012 (herein referred to as the “Year Ended December 31, 2012”) and the year ended December 31, 2011 (herein referred to as the “Year Ended December 31, 2011”).

(2) Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Excess Return, the Long Index or the Index, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

The Fund does not borrow money to increase leverage. As of December 31, 2013 and December 31, 2012, the Fund had $667,435,214 (or 100%) and $689,599,034 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,243,730 (or 1.23%) and $9,427,000 (or 1.37%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the audited Schedule of Investments as of December 31, 2013 and 2012 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

During the Year Ended December 31, 2013, the Fund incurred Management Fees of $5,580,075, of which $445,639 was payable at December 31, 2013. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $8,841,170, of which $478,052 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $8,794,587.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2013

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2013, the Fund incurred brokerage fees of $530,505, of which $1,456 was payable at December 31, 2013. During the Year Ended December 31, 2012, the Fund incurred brokerage fees of $811,511, of which $926 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $672,247.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of December 31, 2013 and 2012, there were no Fund assets held by the Administrator.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Notes to Financial Statements—(Continued)

December 31, 2013

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

(c) Financial Instruments and Fair Value

United States Treasury Obligations and currency futures contracts are recorded in the statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract.

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

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2013	December 31, 2012
United States Treasury Obligations (Level 1)	$655,913,912	$624,957,014
Commodity Futures Contracts (Level 1)	$(579,635)	$(931,554)

There were no Level 2 or Level 3 holdings during the years ended December 31, 2013 and 2012.

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and Commodity Broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2013

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

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2013 the Fund had cash held by the Commodity Broker of $12,100,937, of which $579,635 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2012 the Fund had cash held by the Commodity Broker of $65,573,574, of which $931,554 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2013 and 2012.

(f) Income Taxes

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2009.

(g) Futures Contracts

All currency futures contracts are held and used for trading purposes. The currency futures contracts are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. For the years ended December 31, 2013 and 2012, the average notional market value of futures contracts held was $754.4 million and $1,188.1 million, respectively.

The Fair Value of Derivative Instruments as of December 31, 2013 is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation)
Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$(579,635)

The Fair Value of Derivative Instruments as of December 31, 2012 is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation)
Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$(931,554)

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2013

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures Contracts	Net Realized Gain (Loss) on Futures	$(16,120,106)	—	$(43,696,717)	—	$(2,285,446)	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$351,919	—	$10,251,250	—	$2,548,721

The Fund utilizes derivative instruments to achieve each Fund’s investment objective. The amounts shown in the Statement of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements. The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Condition
Liabilities	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity Futures Contracts	$(1,095,284)	$515,649	$(579,635)	$—	$579,635	$—

The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Condition
Liabilities	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity Futures Contracts	$(1,050,310)	$118,756	$(931,554)	$—	$931,554	$—

The Managing Owner will utilize the cash held at the commodity broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that cash held at the commodity broker is not adequate to cover any realized losses, a portion of the United States Treasury Bills will be sold to make additional cash available.

(h) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $12.00 per round-turn trade for the Years Ended December 31, 2013, 2012 and 2011.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2013

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

(j) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also are also paid by the Managing Owner.

(k) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2013, 2012 and 2011, the Fund did not incur such expenses.

(5) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statement of Financial Condition. The financial instruments used by the Fund are exchange listed currency futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

(6) Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2013

time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to 3 business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern time, on the business day immediately following the creation order date at the applicable net asset value per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to 3 business days after the creation order date. By placing a creation order, and prior to receipt of the Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Creation orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to 3 business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to 3 business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non refundable transaction fee due for the redemption order.

Redemption orders may be placed either (i) through the CNS clearing processes of the NSCC or (ii) if outside the CNS Clearing Process, only through the DTC Process, or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) of the Fund requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at the redemption order settlement date as of 2:45 p.m., Eastern time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at 2:45 p.m., Eastern time, on the redemption order settlement date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 2:45 p.m., Eastern time, on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Managing Owner is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 2:45 p.m., Eastern time, on the redemption order settlement date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may determine from time-to-time.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2013

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

No distributions were paid for the Years Ended December 31, 2013, 2012 and 2011.

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2013 and 2012 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2013, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$21.81	$22.44	$22.77
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.12)	(0.46)	(0.17)
Net investment income (loss)	(0.17)	(0.17)	(0.16)

Net income (loss)	(0.29)	(0.63)	(0.33)
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(0.29)	(0.63)	(0.33)

Net asset value per Share, end of period	$21.52	$21.81	$22.44

Market value per Share, beginning of period	$21.81	$22.47	$22.71

Market value per Share, end of period	$21.52	$21.81	$22.47

Ratio to average Net Assets
Net investment income (loss)	(0.78)%	(0.76)%	(0.75)%

Total expenses	0.82%	0.82%	0.81%

Total Return, at net asset value	(1.33)%	(2.81)%	(1.45)%

Total Return, at market value	(1.33)%	(2.94)%	(1.06)%

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2013

(10) Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$84,621	$104,810	$94,756	$36,151
Net investment income (loss)	$(1,251,943)	$(1,347,770)	$(1,760,395)	$(1,430,134)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$24,238,875	$(897,242)	$(36,318,666)	$(2,786,601)
Net Income/(loss)	$22,986,932	$(2,245,012)	$(38,079,061)	$(4,216,735)
Increase/(decrease) in Net Asset Value	$56,644,044	$151,786,358	$(114,383,695)	$(116,178,644)
Net Income (loss) per Share	$0.79	$(0.05)	$(0.92)	$(0.11)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$79,991	$241,083	$237,240	$188,645
Net investment income (loss)	$(3,032,963)	$(2,248,493)	$(2,083,532)	$(1,540,734)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(38,493,503)	$33,322,832	$(26,062,368)	$(2,159,378)
Net Income/(loss)	$(41,526,466)	$31,074,339	$(28,145,900)	$(3,700,112)
Increase/(decrease) in Net Asset Value	$(623,169,313)	$(111,021,395)	$(146,974,102)	$(318,982,488)
Net Income (loss) per Share	$(0.54)	$0.57	$(0.55)	$(0.11)

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

For purposes of this Item 9A, all references to the “Fund” shall be read to specifically include the Fund and the Trust. Please note that the disclosure controls and procedures and internal control over financial reporting of the Trust are the aggregate disclosure controls and procedures and internal control over financial reporting of the Fund and that of PowerShares DB US Dollar Index Bearish Fund, each a series of the Trust.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer, and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 38 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2013, as stated in their report on page 39 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

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

Legacy Financing Arrangements

Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of December 31, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During 2013, approximately € 8.0 million was paid into the escrow account, € 6 million of which was caused by partial refunds of premia originally paid to the German export credit agency due to the prepayment of covered financing in 2012. We, in our role as agent, distributed to the participants in the banking consortia € 47 million including portions attributable to us totaling € 7.3 million.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 0.6 million of repayments in principal and approximately € 11,000 interest in 2013.

In one financing arrangement, we are not ourselves a lender but act rather as agent for a lender, a state-owned development bank. In this capacity, we received repayment from the Iranian borrower of approximately € 6.3 million and passed it on to the lender.

We generated revenues in 2013 of approximately € 3.2 million in respect of these financing arrangements, of which approximately € 2.9 million consisted of escrow account revenues, € 0.2 million consisted of loan interest revenues and € 0.1 million consisted of fee revenues. The net profits were less than these amounts.

As of December 31, 2013, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have agreed to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Tejarat and NPC. In that capacity, it received approximately € 6 million in repayments of principal and interest in 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 1.4 million to participants in such arrangements. In 2013, BHF-BANK’s gross revenues from this business were approximately € 80,000 and its net profits were less than this amount.

Our and BHF-BANK’s portion of the remaining loan facilities amounted to approximately € 92 million as of December 31, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit

Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.8 million are still outstanding as of year-end 2013. We paid approximately € 3,200 in cancellation fees in 2013 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. The gross revenues from this business were approximately € 56,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 60,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than € 500 to the frozen account of the Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges of approximately € 7,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 140,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 19 million as of December 31, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was less than € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 5,000 and the net profit derived from these activities was less than this amount. We intend to exit these guarantee arrangements as soon as possible.

In 2013, we advised and confirmed a letter of credit issued by a bank in Iraq to a beneficiary located in the UAE. Several weeks after this the beneficiary was sanctioned in accordance with 31 CFR § 560.304. Our outstanding commitment under this letter of credit amounts to approximately € 47 million, which we do not intend to honour. The gross revenues derived from this transaction were approximately € 26,000 and the net profit was less than this amount.

Payments Received

We received less than 50 payments adding up to approximately € 11.2 million in favor of non-Iranian clients in Germany, the Netherlands, Belgium and Switzerland, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 13,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France

Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In 2013, we received approximately € 44 million in such disbursements in approximately 1,100 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 5,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

The German Bundesbank and French banks also accept fund transfers in favor of the above-mentioned Iranian banks and freeze the relevant amounts under applicable law. By using this avenue, we on behalf of two of our clients transferred to two of the Iranian banks mentioned above one payment each, totaling less than € 16,000. Gross revenues were less than € 250. We do not seek to execute such payments.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s branch in Frankfurt, Germany. These accounts are frozen under European sanctions law. In 2013, the total volume of outgoing payments from these accounts was approximately € 11.2 million, which payments were made with the involvement of the competent authorities in Germany under applicable law. In 2013, the gross revenues from this activity were approximately € 9,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies

In 2013, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 35.6 million in 2013, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 48,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Activities of Entities in Which We Have Interests

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Martin Kremenstein	37	Chief Executive Officer, Chief Investment Officer, Managing Director and Member of the Board of Managers
Alex Depetris	34	Chief Operating Officer, Director and Member of the Board of Managers
Michael Gilligan	47	Chief Financial Officer, Director and Member of the Board of Managers

Martin Kremenstein joined Deutsche Bank AG, a large international financial institution, in August 2006, and serves as Americas Head of Passive Investments (also known as DBX Group). Mr. Kremenstein also serves as Managing Director of the DBX Group. The Passive Investments Group is the team that structures and manages exchange-traded products. Mr. Kremenstein serves as the Chief Executive Officer, Chief Investment Officer and Managing Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and an associate member of the NFA since November 3, 2006. Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG, a large international financial institution, in June 2008 and serves as a Director in the DBX Group with responsibility for providing cross-asset investment solutions in the Americas. The DBX

Group is the team that structures and manages exchange-traded products. Mr. Depetris serves as Chief Operating Officer and Director of the Managing Owner and is responsible for its general oversight and strategy. From June 9, 2008 to January 31, 2012, Mr. Depetris served as a Vice President of the Managing Owner and was responsible for the daily oversight of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and an associate member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

Michael Gilligan joined Deutsche Bank AG, a large international financial institution, in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Chief Financial Officer of the Managing Owner. Mr. Gilligan also serves as a Director of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks and his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.deutsche-bank.com/corporate-governance, under the heading “Codes of Ethics”. Other than several nonsubstantive changes made in October 2012, there have been no amendments or waivers to this code of ethics since its adoption. Information regarding any future amendments or waivers will be published on the aforementioned website.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.50% per annum of the daily net asset value of the Fund.

As of the Year Ended December 31, 2013, the Fund has incurred Management Fees of $5,580,075 of which $5,134,436 had been paid at December 31, 2013. Management Fees of $445,639 were unpaid at December 31, 2013 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2013, the Fund has incurred brokerage commissions of $530,505 of which $529,049 had been paid at December 31, 2013. Brokerage commissions of $1,456 were unpaid at December 31, 2013 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred Management Fees of $8,841,170 of which $8,363,118 had been paid at December 31, 2012. Management Fees of $478,052 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $811,511 of which $810,585 had been paid at December 31, 2012. Brokerage commissions of $926 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $8,794,587 of which $7,712,200 had been paid at December 31, 2011. Management Fees of $1,082,387 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $672,247 of which $669,791 had been paid at December 31, 2011. Brokerage commissions of $2,456 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2013, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Directors and Officers of DB Commodity Services LLC as a group	—	—

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the year ended December 31, 2013.

Fiscal Year Ended December 31, 2013
Audit Fees	$94,455
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$94,455

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s former independent registered public accounting firm for the years ended December 31, 2013 and 2012.

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees	$19,910	$100,600
Audit-Related Fees	$698	$5,494
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$20,608	$106,094

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by each of PricewaterhouseCoopers LLP and KPMG LLP to the Fund described above. The Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s above independent registered public accounting firms, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 41 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[4]

4.2	Form of Participant Agreement [2]

10.1	Customer Agreement [3]

10.2	Form of Administration Agreement [1]

10.3	Form of Global Custody Agreement [1]

10.4	Form of Transfer Agency and Service Agreement [1]

10.5	Form of Distribution Services Agreement [2]

10.6	Form of Marketing Agreement [2]

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition—December 31, 2013 and December 31, 2012, (ii) the Schedule of Investments—December 31, 2013, (iii) the Schedule of Investments—December 31, 2012, (iv) the Statements of Income and Expenses—Years Ended December 31, 2013, 2012 and 2011, (v) the Statement of Changes in Shareholders’ Equity—Year Ended December 31, 2013, (vi) the Statement of Changes in Shareholders’ Equity—Year Ended December 31, 2012, (vii) the Statement of Changes in Shareholders’ Equity—Year Ended December 31, 2011, (viii) the Statements of Cash Flows—Years Ended December 31, 2013, 2012 and 2011, and (ix) Notes to Financial Statements.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.

2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33314) on March 1, 2011 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 10-K (SEC File No. 001-33314) on February 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ MARTIN KREMENSTEIN
		Name:	Martin Kremenstein
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Chief Financial Officer

Dated: March 3, 2014