Form 10-Q
period 2014-03-31
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2014-05-09
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of outstanding Shares as of March 31, 2014: 31,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Financial Condition

March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $649,933,681 and $655,900,035 respectively)	$649,966,295	$655,913,912
Cash held by commodity broker	16,014,927	12,100,937
Net unrealized appreciation (depreciation) on currency futures contracts	4,032,149	(579,635)

Equity in broker trading accounts	670,013,371	667,435,214

Total assets	$670,013,371	$667,435,214

Liabilities
Management fee payable	$436,467	$445,639
Brokerage fee payable	3,452	1,456

Total liabilities	439,919	447,095

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity—General Shares	858	861
Shareholders’ equity—Shares	669,572,594	666,987,258

Total shareholders’ equity	669,573,452	666,988,119

Total liabilities and equity	$670,013,371	$667,435,214

General Shares outstanding	40	40
Shares outstanding	31,200,000	31,000,000
Net asset value per share
General Shares	$21.46	$21.52
Shares	$21.46	$21.52

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

March 31, 2014

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.060% due April 17, 2014	1.34%	$8,999,910	$9,000,000
U.S. Treasury Bills, 0.045% due April 24, 2014	1.94	12,999,779	13,000,000
U.S. Treasury Bills, 0.020% due May 1, 2014	3.29	21,999,648	22,000,000
U.S. Treasury Bills, 0.050% due May 8, 2014	2.69	17,999,514	18,000,000
U.S. Treasury Bills, 0.050% due June 19, 2014	46.59	311,988,144	312,000,000
U.S. Treasury Bills, 0.050% due June 26, 2014	41.22	275,979,300	276,000,000

Total United States Treasury Obligations (cost $649,933,681)	97.07%	$649,966,295

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in

Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (8,368 contracts, settlement date June 16, 2014)	0.60%	$4,032,149	$671,565,472

Total Currency Futures Contracts	0.60%	$4,032,149	$671,565,472

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

December 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.065% due March 20, 2014	51.87%	$345,959,172	$346,000,000
U.S. Treasury Bills, 0.070% due March 27, 2014	46.47	309,954,740	310,000,000

Total United States Treasury Obligations (cost $655,900,035)	98.34%	$655,913,912

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in

Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (8,327 contracts, settlement date March 17, 2014)	(0.09)%	$(579,635)	$667,733,803

Total Currency Futures Contracts	(0.09)%	$(579,635)	$667,733,803

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
Income
Interest Income	$109,812	$84,621

Expenses
Management Fee	1,285,216	1,206,154
Brokerage Commissions and Fees	112,681	130,410

Total expenses	1,397,897	1,336,564

Net investment income (loss)	(1,288,085)	(1,251,943)

Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures Contracts
Realized Gain (Loss) on
United States Treasury Obligations	3,924	5,078
Futures	(5,944,427)	21,104,259

Net realized gain (loss)	(5,940,503)	21,109,337

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	18,737	4,885
Futures	4,611,784	3,124,653

Net change in unrealized Gain (Loss)	4,630,521	3,129,538

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1,309,982)	24,238,875

Net Income (Loss)	$(2,598,067)	$22,986,932

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2014

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 01, 2014	40	$861	31,000,000	$666,987,258	$666,988,119

Sale of Shares			4,000,000	86,880,194	86,880,194

Redemption of Shares			(3,800,000)	(81,696,794)	(81,696,794)

Net Increase (Decrease) due to Share Transactions			200,000	5,183,400	5,183,400

Net Income (Loss)

Net investment income (loss)		(1)		(1,288,084)	(1,288,085)

Net realized gain (loss) on United States Treasury Obligations and Futures		(7)		(5,940,496)	(5,940,503)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		5		4,630,516	4,630,521

Net Income (Loss)		(3)		(2,598,064)	(2,598,067)

Net Change in Net Assets		(3)	200,000	2,585,336	2,585,333

Balance at March 31, 2014	40	$858	31,200,000	$669,572,594	$669,573,452

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2013

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 01, 2013	40	$872	31,600,000	$689,119,184	$689,120,056

Sale of Shares			12,800,000	284,439,842	284,439,842

Redemption of Shares			(11,400,000)	(250,782,730)	(250,782,730)

Net Increase (Decrease) due to Share Transactions			1,400,000	33,657,112	33,657,112

Net Income (Loss)

Net investment income (loss)		(2)		(1,251,941)	(1,251,943)

Net realized gain (loss) on United States Treasury Obligations and Futures		29		21,109,308	21,109,337

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		5		3,129,533	3,129,538

Net Income (Loss)		32		22,986,900	22,986,932

Net Change in Net Assets		32	1,400,000	56,644,012	56,644,044

Balance at March 31, 2013	40	$904	33,000,000	$745,763,196	$745,764,100

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flow from operating activities:
Net Income (Loss)	$(2,598,067)	$22,986,932
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(674,918,203)	(695,859,299)
Proceeds from securities sold and matured	680,998,293	638,982,825
Net accretion of discount on United States Treasury Obligations	(109,812)	(84,621)
Net realized (gain) loss on United States Treasury Obligations	(3,924)	(5,078)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	(4,630,521)	(3,129,538)
Change in operating receivables and liabilities:
Management fee payable	(9,172)	(53,292)
Brokerage fee payable	1,996	1,399

Net cash provided by (used for) operating activities	(1,269,410)	(37,160,672)

Cash flows from financing activities:
Proceeds from sale of Shares	86,880,194	266,360,738
Redemption of Shares	(81,696,794)	(250,782,730)

Net cash provided by (used for) financing activities	5,183,400	15,578,008

Net change in cash held by broker	3,913,990	(21,582,664)
Cash held by broker at beginning of period	12,100,937	65,573,574

Cash held by broker at end of period	$16,014,927	$43,990,910

See accompanying notes to unaudited financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2014

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

This Report covers the three months ended March 31, 2014 and 2013 (hereinafter referred to as the “Three Months Ended March 31, 2014” and the “Three Months Ended March 31, 2013”, respectively).

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on March 3, 2014.

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

The Fund does not borrow money to increase leverage. As of March 31, 2014 and December 31, 2013, the Fund had $670,013,371 (or 100%) and $667,435,214 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $8,744,560 (or 1.31%) and $8,243,730 (or 1.23%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts. For additional information, please see the unaudited Schedule of Investments as of March 31, 2014 and the audited Schedule of Investments as of December 31, 2013 for details of the Fund’s portfolio holdings.

Trademark applications in the United States are pending with respect to both the Fund and aspects of the Index. The Fund and the Managing Owner have been licensed by Deutsche Bank AG London (the “Index Sponsor”) to use certain trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. During the Three Months Ended March 31, 2014 and 2013, the Fund incurred Management Fees of $1,285,216 and $1,206,154, respectively. As of March 31, 2014 and December 31, 2013, Management Fees payable to the Managing Owner were $436,467 and $445,639, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2014 and 2013, the Fund incurred brokerage fees of $112,681 and $130,410, respectively. As of March 31, 2014 and December 31, 2013, brokerage fees payable were $3,452 and $1,456, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of March 31, 2014 and December 31, 2013, there were no Fund assets held by the Administrator.

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

March 31, 2014

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles.

In June 2013, the FASB issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. The Fund adopted this guidance effective January 1, 2014. The Fund has determined that it meets the definition of an investment company and has prepared the unaudited financial statements in conformity with generally accepted accounting principles in the United States of America for investment companies. The adoption of this guidance had no effect on the Fund’s unaudited statements of financial condition, including the schedule of investments, and the related unaudited statements of income and expenses, changes in shareholders’ equity and of cash flows.

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

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2014	December 31, 2013
United States Treasury Obligations (Level 1)	$649,966,295	$655,913,912
Currency Futures Contracts (Level 1)	$4,032,149	$(579,635)

There were no Level 2 or Level 3 holdings as of March 31, 2014 and December 31, 2013.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of March 31, 2014, the Fund had cash held by the Commodity Broker of $16,014,927. As of December 31, 2013, the Fund had cash held by the Commodity Broker of $12,100,937, of which $579,635 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of March 31, 2014 and December 31, 2013.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures contracts are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. For the quarters ended March 31, 2014 and 2013, the average notional market value of futures contracts held was $669.6 million and $713.4 million, respectively.

The Fair Value of Derivative Instruments is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation) at March 31, 2014	Net Unrealized Appreciation / (Depreciation) at December 31, 2013
Currency Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$4,032,149	$(579,635)

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Currency Futures Contracts	Net Realized Gain (Loss) on Futures	$(5,944,427)	—	$21,104,259	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$4,611,784	—	$3,124,653

The Fund utilizes derivative instruments to achieve each Fund’s investment objective. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to master netting arrangements or similar agreements in the statement of financial condition. The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at March 31, 2014:

		Gross Amounts Offset in the	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
Assets	Gross Amount of Recognized Assets	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Currency Futures Contracts	$4,032,149	$—	$4,032,149	$—	$—	$4,032,149

The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at December 31, 2013:

		Gross Amounts Offset in the	Net Amounts of Assets Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
Assets	Gross Amount of Recognized Assets	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Currency Futures Contracts	$(1,095,284)	$515,649	$(579,635)	$—	$579,635	$—

The Managing Owner will utilize the cash held at the commodity broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that cash held at the commodity broker is not adequate to cover any realized losses, a portion of the United States Treasury Bills will be sold to make additional cash available.

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $12.00 per round-turn trade for the Three Months Ended March 31, 2014 and 2013.

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

March 31, 2014

(k) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares are also paid by the Managing Owner.

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2014 and 2013, the Fund did not incur such expenses.

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

(6) Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to 3 business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

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

No distributions were paid for the Three Months Ended March 31, 2014 or 2013.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2014

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2014 and 2013. The net investment income and total expense ratios are calculated using average net asset value during the respective period. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31, 2014	March 31, 2013
Net Asset Value
Net asset value per Share, beginning of period	$21.52	$21.81
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.02)	0.83
Net investment income (loss)	(0.04)	(0.04)

Net income (loss)	(0.06)	0.79
Net asset value per Share, end of period	$21.46	$22.60

Market value per Share, beginning of period	$21.52	$21.81

Market value per Share, end of period	$21.46	$22.60

Ratio to average Net Assets*
Net investment income (loss)	(0.75)%	(0.78)%

Total expenses	0.82%	0.83%

Total Return, at net asset value **	(0.28)%	3.62%

Total Return, at market value **	(0.28)%	3.62%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Performance Summary

This Report covers the three months ended March 31, 2014 and 2013 (hereinafter referred to as the “Three Months Ended March 31, 2014” and the “Three Months Ended March 31, 2013”, respectively).

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2014 and 2013” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract

Returns for the Three Months Ended March 31, 2014 and 2013

Underlying Index	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
DX Contract	(0.06)%	3.87%

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

The Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to 3 business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

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

Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “ NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order and such fee is not borne by the Fund.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $(1.3) million and $(37.2) million for the Three Months Ended March 31, 2014 and 2013, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2014, $674.9 million was paid to purchase United States Treasury Obligations and $681.0 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2013, $695.9 million was paid to purchase United States Treasury Obligations and $639.0 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $4.6 million and $3.1 million during the Three Months Ended March 31, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $5.2 million and $15.6 million during the Three Months Ended March 31, 2014 and 2013, respectively. This included $86.9 million and $266.4 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2014 and 2013, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

MARCH 31, 2014 AND 2013

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Fund Share Price Performance

For the Three Months Ended March 31, 2014, the NYSE Arca market value of each Share decreased 0.28% from $21.52 per Share to $21.46 per Share. The Share price high and low for the Three Months Ended March 31, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a high of $21.83 per Share (+1.44%) on January 31, 2014, to a low of $21.26 per Share (-1.21%) on March 17, 2014.

For the Three Months Ended March 31, 2013, the NYSE Arca market value of each Share increased 3.62% from $21.81 per Share to $22.60 per Share. The Share price low and high for the Three Months Ended March 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a low of $21.60 per Share (-0.96%) on February 1, 2013 to a high of $22.66 per Share (+3.90%) on March 27, 2013.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2014, the net asset value of each Share decreased 0.28% from $21.52 per Share to $21.46 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2014 contributed to a 0.06% decrease in the level of the Long Index-TR.

Net loss for the Three Months Ended March 31, 2014 was $2.6 million, resulting from $0.1 million of interest income, net realized loss of $5.9 million, net change in unrealized gain of $4.6 million and operating expenses of $1.4 million.

For the Three Months Ended March 31, 2013, the net asset value of each Share increased 3.62% from $21.81 per Share to $22.60 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2013 contributed to a 3.87% increase in the level of the Long Index-TR.

Net income for the Three Months Ended March 31, 2013 was $23.0 million, resulting from $0.1 million of interest income, net realized gain of $21.1 million, net change in unrealized gain of $3.1 million and operating expenses of $1.3 million.

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

Value at Risk, or VaR, is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$670,013,371	0.41%	$6,351,406	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$667,435,214	0.42%	$6,498,147	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, filed March 3, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2014:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2014 to January 31, 2014	600,000	$21.60
February 1, 2014 to February 28, 2014	1,800,000	$21.53
March 1, 2014 to March 31, 2014	1,400,000	$21.42

Total:	3,800,000	$21.50

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended March 31, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of March 31, 2014, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During the first quarter of 2014, approximately € 1.0 million was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 1.0 million including portions attributable to us totaling approximately € 0.25 million.

We generated revenues in the first quarter of 2014 of approximately € 0.7 million in respect of these financing arrangements, of which approximately € 0.6 million consisted of escrow account revenues, € 40,000 consisted of loan interest revenues and € 10,000 consisted of fee revenues. The net profits were less than these amounts.

As of March 31, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have sold effective March 26, 2014, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Tejarat and NPC. In that capacity, it received approximately € 200 fees in the first quarter of 2014, which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 100 to participants in such arrangements. In the first quarter of 2014, BHF-BANK’s gross revenues from this business were approximately € 14,000 and its net profits were less than this amount.

Our portion of the remaining loan facilities (not including the part held by BHF-BANK at the time of its sale) amounted to approximately € 33 million as of March 31, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.8 million are still outstanding as of March 31, 2014. The gross revenues from this business were approximately € 11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 20,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than € 400 to the frozen account of the Syrian bank.

We intend to exit these guarantee arrangements as soon as possible.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges of approximately € 32,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 35,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 19 million at the time of the BHF-BANK sale.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was less than € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 1,500 and the net profit derived from these activities was less than this amount.

        Payments Received. We received less than 15 payments adding up to approximately € 3 million in favor of non-Iranian clients in Germany and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 3,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2014, we received approximately € 1 million in such disbursements in approximately 200 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s branch in Frankfurt, Germany. These accounts are frozen under European sanctions law. In the first quarter of 2014, the total volume of outgoing payments from these accounts was approximately € 0.5 million, which payments were made with the involvement of the competent authorities in Germany under applicable law. In the first quarter of 2014, the gross revenues from this activity were approximately € 4,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. In the first quarter of 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 9 million in the first quarter of 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 12,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the US in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. The revenues derived from this relationship were less than € 1,000 and the net profits were less than this amount.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund — March 31, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund — March 31, 2014, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund — December 31, 2013, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2014 and 2013, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2014, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2014, (vii) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2014 and 2013, and (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bullish Fund.

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

Dated: May 9, 2014