Form 10-Q
period 2014-09-30
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2014-11-05
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of outstanding Shares as of September 30, 2014: 31,200,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2014

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Financial Condition

September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $689,979,031 and $655,900,035 respectively)	$689,983,344	$655,913,912
Cash held by commodity broker	24,470,130	12,100,937
Net unrealized appreciation (depreciation) on currency futures contracts	13,005,336	(579,635)

Equity in broker trading accounts (of which $10,553,895 and $8,243,730, respectively, is restricted for margin purposes)	727,458,810	667,435,214

Deposits with transfer agent for shares redeemed	72,412,857	—
Receivable for shares issued	18,288,518	—

Total assets	$818,160,185	$667,435,214

Liabilities
Payable for securities purchased	$31,998,952	$—
Management fee payable	490,337	445,639
Brokerage fee payable	4,936	1,456
Payable for shares redeemed	72,412,857

Total liabilities	104,907,082	447,095

Commitments and Contingencies (Note 8)
Equity
Shareholders’ equity—General Shares	914	861
Shareholders’ equity—Shares	713,252,189	666,987,258

Total shareholders’ equity	713,253,103	666,988,119

Total liabilities and equity	$818,160,185	$667,435,214

General Shares outstanding	40	40
Shares outstanding	31,200,000	31,000,000
Net asset value per share
General Shares	$22.86	$21.52
Shares	$22.86	$21.52

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Schedule of Investments

September 30, 2014

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.000% due October 16, 2014	0.28%	$1,999,996	$2,000,000
U.S. Treasury Bills, 0.000% due October 23, 2014	1.82	12,999,896	13,000,000
U.S. Treasury Bills, 0.020% due October 30, 2014	0.84	5,999,940	6,000,000
U.S. Treasury Bills, 0.250% due November 6, 2014	5.47	38,999,493	39,000,000
U.S. Treasury Bills, 0.030% due November 13, 2014	0.56	3,999,952	4,000,000
U.S. Treasury Bills, 0.030% due November 20, 2014	0.42	2,999,958	3,000,000
U.S. Treasury Bills, 0.030% due November 28, 2014	1.26	8,999,856	9,000,000
U.S. Treasury Bills, 0.025% due December 4, 2014	1.68	11,999,784	12,000,000
U.S. Treasury Bills, 0.020% due December 11, 2014	10.94	77,998,440	78,000,000
U.S. Treasury Bills, 0.015% due December 18, 2014	42.76	304,991,765	305,000,000
U.S. Treasury Bills, 0.010% due December 26, 2014	26.22	186,995,512	187,000,000
U.S. Treasury Bills, 0.015% due January 2, 2015	4.49	31,998,752	32,000,000

Total United States Treasury Obligations (cost $689,979,031)	96.74%	$689,983,344

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in
Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Currency Futures Contracts
Dollar Index Dec14 (8,343 contracts, settlement date December 15, 2014)	1.82%	$13,005,336	$717,890,121

Total Currency Futures Contracts	1.82%	$13,005,336	$717,890,121

Unrealized appreciation/(depreciation) is presented above, net by contract. Refer to Note 4(h) for gross amounts of unrealized appreciation and unrealized depreciation on futures contracts.

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2013

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.065% due March 20, 2014	51.87%	$345,959,172	$346,000,000
U.S. Treasury Bills, 0.070% due March 27, 2014	46.47	309,954,740	310,000,000

Total United States Treasury Obligations (cost $655,900,035)	98.34%	$655,913,912

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)	Notional Value
Currency Futures Contracts
FNX-ICE Dollar Index (8,327 contracts, settlement date March 17, 2014)	(0.09)%	$(579,635)	$667,733,803

Total Currency Futures Contracts	(0.09)%	$(579,635)	$667,733,803

Unrealized appreciation/(depreciation) is presented above, net by contract. Refer to Note 4(h) for gross amounts of unrealized appreciation and unrealized depreciation on futures contracts.

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Interest Income	$54,576	$94,756	$238,577	$284,187

Expenses
Management Fee	1,473,456	1,700,767	4,022,139	4,223,714
Brokerage Commissions and Fees	136,231	154,384	349,143	420,581

Total Expenses	1,609,687	1,855,151	4,371,282	4,644,295

Net investment income (loss)	(1,555,111)	(1,760,395)	(4,132,705)	(4,360,108)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	3,036	2,288	7,113	14,998
Futures	35,390,007	(1,978,265)	37,404,554	256,586

Net realized gain (loss)	35,393,043	(1,975,977)	37,411,667	271,584

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(11,883)	(22,291)	(9,564)	(19,370)
Futures	22,160,527	(34,320,398)	13,584,971	(13,229,247)

Net change in unrealized gain (loss)	22,148,644	(34,342,689)	13,575,407	(13,248,617)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	57,541,687	(36,318,666)	50,987,074	(12,977,033)

Net Income (Loss)	$55,986,576	$(38,079,061)	$46,854,369	$(17,337,141)

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2014

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at July 01, 2014	40	$851	33,400,000	$710,598,982	$710,599,833

Sale of Shares			6,200,000	135,647,651	135,647,651

Redemption of Shares			(8,400,000)	(188,980,957)	(188,980,957)

Net Increase (Decrease) due to Share Transactions			(2,200,000)	(53,333,306)	(53,333,306)

Net Income (Loss)

Net investment income (loss)		(2)		(1,555,109)	(1,555,111)

Net realized gain (loss) on United States Treasury Obligations and Futures		40		35,393,003	35,393,043

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		25		22,148,619	22,148,644

Net Income (Loss)		63		55,986,513	55,986,576

Net Change in Shareholders’ Equity		63	(2,200,000)	2,653,207	2,653,270

Balance at September 30, 2014	40	$914	31,200,000	$713,252,189	$713,253,103

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at July 01, 2013	40	$902	39,800,000	$897,549,556	$897,550,458

Sale of Shares			7,600,000	171,181,832	171,181,832

Redemption of Shares			(11,200,000)	(247,486,466)	(247,486,466)

Net Increase (Decrease) due to Share Transactions			(3,600,000)	(76,304,634)	(76,304,634)

Net Income (Loss)

Net investment income (loss)		26		(1,760,421)	(1,760,395)

Net realized gain (loss) on United States Treasury Obligations and Futures		(13)		(1,975,964)	(1,975,977)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(50)		(34,342,639)	(34,342,689)

Net Income (Loss)		(37)		(38,079,024)	(38,079,061)

Net Change in Shareholders’ Equity		(37)	(3,600,000)	(114,383,658)	(114,383,695)

Balance at September 30, 2013	40	$865	36,200,00	$783,165,898	$783,166,763

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2014

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 01, 2014	40	$861	31,000,000	$666,987,258	$666,988,119

Sale of Shares			14,200,000	308,732,901	308,732,901

Redemption of Shares			(14,000,000)	(309,322,286)	(309,322,286)

Net Increase (Decrease) due to Share Transactions			200,000	(589,385)	(589,385)

Net Income (Loss)

Net investment income (loss)		(5)		(4,132,700)	(4,132,705)

Net realized gain (loss) on United States Treasury Obligations and Futures		43		37,411,624	37,411,667

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		15		13,575,392	13,575,407

Net Income (Loss)		53		46,854,316	46,854,369

Net Change in Shareholders’ Equity		53	200,000	46,264,931	46,264,984

Balance at September 30, 2014	40	$914	31,200,000	$713,252,189	$713,253,103

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 01, 2013	40	$872	31,600,000	$689,119,184	$689,120,056

Sale of Shares			32,000,000	717,161,020	717,161,020

Redemption of Shares			(27,400,000)	(605,777,172)	(605,777,172)

Net Increase (Decrease) due to Share Transactions			4,600,000	111,383,848	111,383,848

Net Income (Loss)

Net investment income (loss)		(2)		(4,360,106)	(4,360,108)

Net realized gain (loss) on United States Treasury Obligations and Futures		—		271,584	271,584

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(5)		(13,248,612)	(13,248,617)

Net Income (Loss)		(7)		(17,337,134)	(17,337,141)

Net Change in Shareholders’ Equity		(7)	4,600,000	94,046,714	94,046,707

Balance at September 30, 2013	40	$865	36,200,000	$783,165,898	$783,166,763

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flow from operating activities:
Net Income (Loss)	$46,854,369	$(17,337,141)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,130,831,724)	(2,449,713,579)
Proceeds from securities sold and matured	2,128,997,458	2,294,978,171
Net accretion of discount on United States Treasury Obligations	(238,665)	(297,239)
Net realized (gain) loss on United States Treasury Obligations	(7,113)	(14,998)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	(13,575,407)	13,248,617
Change in operating receivables and liabilities:
Management fee payable	44,698	49,953
Brokerage fee payable	3,480	13,668

Net cash provided by (used for) operating activities	31,247,096	(159,072,548)

Cash flows from financing activities:
Proceeds from sale of Shares (net of an increase of $18,288,518 in receivable for shares issued)	290,444,383	717,161,020
Redemption of Shares (net of an increase of $72,412,857 and $0, respectively, in payable for shares redeemed)	(236,909,429)	(605,777,172)
Change in deposits with transfer agent for shares redeemed	(72,412,857)	—

Net cash provided by (used for) financing activities	(18,877,903)	111,383,848

Net change in cash held by broker	12,369,193	(47,688,700)
Cash held by commodity broker at beginning of period	12,100,937	65,573,574

Cash held by commodity broker at end of period	$24,470,130	$17,884,874

See accompanying notes to unaudited financial statements

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2014

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

This Report covers the three months ended September 30, 2014 and 2013 (hereinafter referred to as the “Three Months Ended September 30, 2014” and the “Three Months Ended September 30, 2013”, respectively) and the nine months ended September 30, 2014 and 2013 (hereinafter referred to as the “Nine Months Ended September 30, 2014” and the “Nine Months Ended September 30, 2013”, respectively).

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

The Fund does not borrow money to increase leverage. As of September 30, 2014 and December 31, 2013, the Fund had $727,458,810 (or 88.91% of its total assets) and $667,435,214 (or 100% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $10,553,895 (or 1.45%) and $8,243,730 (or 1.23%), of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions on DX Contracts as of September 30, 2014 and December 31, 2013, respectively. For additional information, please see the unaudited Schedules of Investments as of September 30, 2014 and December 31, 2013 for details of the Fund’s portfolio holdings.

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. During the Three Months Ended September 30, 2014 and 2013, the Fund incurred Management Fees of $1,473,456 and $1,700,767, respectively. Management Fees incurred during the Nine Months Ended September 30, 2014 and 2013 by the Fund were $4,022,139 and $4,223,714, respectively. As of September 30, 2014 and December 31, 2013, Management Fees payable to the Managing Owner were $490,337 and $445,639, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2014 and 2013, the Fund incurred brokerage fees of $136,231 and $154,384, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2014 and 2013 by the Fund were $349,143 and $420,581, respectively. As of September 30, 2014 and December 31, 2013, brokerage fees payable were $4,936 and $1,456, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of September 30, 2014 and December 31, 2013, there was a deposit of $72,412,857 and $0, respectively, held by the transfer agent due to a delay in delivery of shares for redemption by an Authorized Participant.

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

September 30, 2014

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. GAAP.

In June 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. The Fund adopted this guidance effective January 1, 2014. The Fund has determined that it meets the definition of an investment company and has prepared the unaudited financial statements in conformity with accounting and reporting guidance of the FASB Accounting Standards Codification Topic 946 – Investment Companies, which is part of U.S. GAAP. The adoption of this guidance had no effect on the Fund’s unaudited statements of financial condition, including the schedule of investments, and the related unaudited statements of income and expenses, changes in shareholders’ equity and of cash flows.

In August 2014, the FASB issued a new standard, Accounting Standards Update No. 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This new guidance is effective for all entities in the first annual reporting period ending after December 15, 2016. The Fund is currently evaluating this guidance and its impact on the Fund’s financial statement disclosures.

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

FASB Accounting Standards Codification fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2014	December 31, 2013
United States Treasury Obligations (Level 1)	$689,983,344	$655,913,912
Currency Futures Contracts (Level 1)	$13,005,336	$(579,635)

There were no Level 2 or Level 3 holdings as of September 30, 2014 and December 31, 2013. The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. There were no transfers between levels during the periods presented.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted in interest income over the life of the United States Treasury Obligations. The Fund purchased $32,000,000 face amount of United States Treasury Obligations valued at $31,998,952 which was recorded as payable for securities purchased as of September 30, 2014.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of September 30, 2014, the Fund had cash held by the Commodity Broker of $24,470,130. As of December 31, 2013, the Fund had cash held by the Commodity Broker of $12,100,937, of which $579,635 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2014 and December 31, 2013.

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

(h) Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures contracts are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those currency futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. For the three months ended September 30,

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

2014 and 2013, the average quarterly notional market value of futures contracts held was $715.9 million and $838.8 million, respectively. For the nine months ended September 30, 2014 and 2013, the average quarterly notional market value of futures contracts held was 692.8 million and $776.1 million, respectively.

The fair value of derivative instruments is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation) at September 30, 2014	Net Unrealized Appreciation / (Depreciation) at December 31, 2013
Currency Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$13,005,336	$(579,635)

The effect of derivative instruments on the Statements of Income and Expenses is as follows:

Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
		Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Currency Futures Contracts	Net Realized Gain (Loss) on Futures	$35,390,007	—	$(1,978,265)	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$22,160,527	—	$(34,320,398)

		For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Currency Futures Contracts	Net Realized Gain (Loss) on Futures	$37,404,554	—	$256,586	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$13,584,971	—	$(13,229,247)

The Fund utilizes derivative instruments to achieve its investment objective. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to master netting arrangements or similar agreements in the statements of financial condition. The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Fund’s ability to enforce the master netting agreements at September 30, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments*	Cash Collateral Pledged*	Net Amount
Assets
Currency Futures Contracts	$13,005,336	$—	$13,005,336	$—	$—	$13,005,336
Liabilities
Currency Futures Contracts	$—	$—	$—	$—	$—	$—

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Fund’s ability to enforce the master netting agreements at December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments*	Cash Collateral Pledged*	Net Amount
Assets
Currency Futures Contracts	$515,649	$(515,649)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(1,095,284)	$515,649	$(579,635)	$—	$579,635	$—

*	As of September 30, 2014 and December 31, 2013, a portion of the Fund’s cash and US Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 2.

The Managing Owner will utilize the cash held at the commodity broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that cash held at the commodity broker is not adequate to cover any realized losses, a portion of the United States Treasury Bills will be sold to make additional cash available.

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $12.00 per round-turn trade for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013.

(j) Routine Operational, Administrative and Other Ordinary Expenses

Pursuant to the Trust Agreement, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs as part of its management fee. Accordingly, all such expenses are not reflected in the statement of income and expenses of the Fund.

(k) Organizational and Offering Costs

Pursuant to the Trust Agreement, all organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares are also paid by the Managing Owner.

(l) Non-Recurring and Unusual Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. Non-recurring and unusual fees and expenses will also include material expenses which are not currently anticipated obligations of the Fund or of managed futures funds in general. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013, the Fund did not incur such expenses.

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

September 30, 2014

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

September 30, 2014

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

No distributions were paid for the Nine Months Ended September 30, 2014 or 2013.

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2014 and December 31, 2013, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2014 and 2013 and for the Nine Months Ended September 30, 2014 and 2013. The net investment income and total expense ratios are calculated using average net asset value during the respective period. The net asset value presentation is calculated using average daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Asset Value
Net asset value per Share, beginning of period	$21.28	$22.55	$21.52	$21.81
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	1.62	(0.88)	1.46	(0.05)
Net investment income (loss)	(0.04)	(0.04)	(0.12)	(0.13)

Net income (loss)	1.58	(0.92)	1.34	(0.18)
Net asset value per Share, end of period	$22.86	$21.63	$22.86	$21.63

Market value per Share, beginning of period	$21.26	$22.56	$21.52	$21.81

Market value per Share, end of period	$22.87	$21.63	$22.87	$21.63

Ratio to average Net Assets*
Net investment income (loss)	(0.79)%	(0.78)%	(0.77)%	(0.77)%

Total expenses	0.82%	0.82%	0.82%	0.82%

Total Return, at net asset value **	7.42%	(4.08)%	6.23%	(0.83)%

Total Return, at market value **	7.57%	(4.12)%	6.27%	(0.83)%

*	Percentages are annualized.
**	Percentages are not annualized.

(10) Subsequent Events

On October 24, 2014, DBCS, DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco PowerShares Capital Management LLC (“Invesco”) entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS has agreed to transfer and sell to Invesco all of DBCS’ interest in the Fund, including the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets pertaining to the management of the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”). Upon consummation of the Transaction, Invesco will become the managing owner, commodity pool operator and commodity trading advisor of the Fund, in replacement of DBCS. Consequently, consummation of the Transaction will constitute a change of control in respect of the Fund. The consummation of the Transaction is subject to the satisfaction of customary closing conditions, certain approvals, including shareholder consent, and regulatory filings, which is expected in the first quarter of 2015.

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

Please see www.deutsche-etfs.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

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

Performance Summary

This Report covers the three months ended September 30, 2014 and 2013 (hereinafter referred to as the “Three Months Ended September 30, 2014” and the “Three Months Ended September 30, 2013”, respectively) and the nine months ended September 30, 2014 and 2013 (hereinafter referred to as the “Nine Months Ended September 30, 2014” and the “Nine Months Ended September 30, 2013”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract

Returns for the Three Months Ended September 30, 2014 and 2013

and the Nine Months Ended September 30, 2014 and 2013

Underlying Index	Aggregate returns for the LONG INDEX-TR
	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
DX Contract	7.63%	(3.88)%	6.86%	(0.17)%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. GAAP, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

In determining fair value of United States Treasury Obligations and currency futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow and provided by and (used for) operating activities was $31.2 million and $(159.1) million for the Nine Months Ended September 30, 2014 and 2013, respectively. This amount primarily includes unrealized gains on United States Treasury Obligations, unrealized gains on Futures and net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2014, $2,130.8 million was paid to purchase United States Treasury Obligations and $2,129.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2013, $2,449.7 million was paid to purchase United States Treasury Obligations and $2,295.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation on United States Treasury Obligations and futures increased by $13.5 million and decreased by $13.2 million during the Nine Months Ended September 30, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(18.9) million and $111.4 million during the Nine Months Ended September 30, 2014 and 2013, respectively. This included $290.4 million and $236.9 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2014 and 2013, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

SEPTEMBER 30, 2014 AND 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

For the Three Months Ended September 30, 2014, the NYSE Arca market value of each Share increased 7.57% from $21.26 per Share to $22.87 per Share. The Share price high and low for the Three Months Ended September 30, 2014 and related change from the Share price on June 30, 2014 was as follows: Shares traded from a high of $22.87 per Share (+7.57%) on September 30, 2014 to a low of $21.27 per Share (-0.05%) on July 1, 2014.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2014, the net asset value of each Share increased 7.42% from $21.28 per Share to $22.86 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended September 30, 2014 contributed to a 7.63% increase in the level of the Long Index-TR.

Net income for the Three Months Ended September 30, 2014 was $56.0 million, resulting from $0.1 million of interest income, net realized gain of $35.4 million, net change in unrealized gain of $22.1 million and operating expenses of $1.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

For the Nine Months Ended September 30, 2014, the NYSE Arca market value of each Share increased 6.27% from $21.52 per Share to $22.87 per Share. The Share price high and low for the Nine Months Ended September 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a high of $22.87 per Share (+6.27%) on September 30, 2014 to a low of $21.16 per Share (-1.67%) on May 6, 2014.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2014, the net asset value of each Share increased 6.23% from $21.52 per Share to $22.86 per Share. Appreciation in the price of the long DX Contracts during the Nine Months Ended September 30, 2014 contributed to a 6.86% increase in the level of the Long Index-TR.

Net income for the Nine Months Ended September 30, 2014 was $46.9 million, resulting from $0.3 million of interest income, net realized gain of $37.4 million, net change in unrealized gain of $13.6 million and operating expenses of $4.4 million.

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

Value at Risk, or VaR, is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

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

Value at risk, or VaR, is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded for the nine months ended September 30, 2014
PowerShares DB US Dollar Index Bullish Fund	$818,160,185	0.29%	$4,756,352	4

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded for the nine months ended December 31, 2013
PowerShares DB US Dollar Index Bullish Fund	$667,435,214	0.42%	$6,498,147	6

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2014:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2014 to July 31, 2014	—	$—
August 1, 2014 to August 31, 2014	—	$—
September 1, 2014 to September 30, 2014	8,400,000	$22.50

Total:	8,400,000	$22.50

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended September 30, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, four of which remained outstanding as of September 30, 2014, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC) and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During the third quarter of 2014, approximately € 100 was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 1 million including portions attributable to us totaling approximately € 0.25 million.

We generated revenues in the third quarter of 2014 of approximately € 0.6 million in respect of these financing arrangements, of which approximately € 0.5 million consisted of escrow account revenues, € 27,000 consisted of loan interest revenues and € 9,000 consisted of fee revenues. The net profits were less than these amounts.

As of September 30, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

Our portion of the remaining loan facilities amounted to approximately € 29 million as of September 30, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.6 million are still outstanding as of September 30, 2014. The gross revenues from this business were approximately € 11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 11.1 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 27,000 and the net profit we derived from these activities was less than this amount. The amount of legacy guarantees is higher than the amount reported in the last quarter (which was € 9.0 million) because a recent analysis identified additional legacy guarantees, dating from or before 2007, with regard to this Syrian bank booked in one of the Bank’s (non-German) European locations. We intend to exit these guarantee arrangements as soon as possible.

Payments Received. We received less than 30 payments adding up to approximately € 5.2 million in favor of non-Iranian clients in Germany, Belgium and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 7,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to accept such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany. Several Iranian banks, including Bank Melli Iran, Bank Saderat and Europäisch-Iranische Handelsbank, have branches or offices in Germany, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany, when these branches or offices need to make payments in Germany to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank accepts fund transfers from these Iranian banks and disburses them to the applicable (mainly German) payees, some of whom hold accounts with us. In the third quarter of 2014, we received approximately €1 million in such disbursements in approximately 200 transactions via the German Bundesbank in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to accept such transactions in the future.

Maintaining of Accounts for Iranian Consulates and Embassies. In the third quarter of 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM) terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 12 million in the third quarter of 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 14,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the US in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. In the third quarter of 2014 the revenues derived from this relationship were less than € 4,000 and the net profits were less than this amount. On October 16, 2014, the client’s name was removed from the U.S. Office of Foreign Asset Control’s Specially Designated Nationals List.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund - September 30, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - September 30, 2014, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - December 31, 2013, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2014, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2013, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2014, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2013, (ix) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2014 and 2013, and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bullish Fund.

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

Dated: November 5, 2014