Form 10-Q
period 2015-03-31
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2015-05-11
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:                     001-33314

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A Series of PowerShares DB US Dollar Index Trust)

(Exact name of Registrant as specified in its charter)

Delaware	87-0778082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Invesco PowerShares Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of outstanding Shares as of March 31, 2015: 51,600,000 Shares.

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2015

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2015 and December 31, 2014

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $1,238,945,843 and $1,006,941,675, respectively)	$1,238,951,894	$1,006,974,568
Cash held by commodity broker	—	18,108,522
Cash held by custodian	553,661,830	—
Net unrealized appreciation (depreciation) on currency futures contracts	—	19,570,252
Receivable for shares issued	41,498,006	—
Variation margin receivable—futures	4,993,716	—

Total assets (of which $31,000,000 and $16,632,000, respectively, is restricted for maintenance margin purposes)	$1,839,105,446	$1,044,653,342

Liabilities
Payable for securities purchased	$499,965,245	$36,996,763
Management fee payable	824,929	645,665
Brokerage fee payable	3,527	5,060

Total liabilities	500,793,701	37,647,488

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,038	959
Shareholders’ equity—Shares	1,338,310,707	1,007,004,895

Total shareholders’ equity	1,338,311,745	1,007,005,854

Total liabilities and equity	$1,839,105,446	$1,044,653,342

General Shares outstanding	40	40
Shares outstanding	51,600,000	42,000,000
Net asset value per Share
General Shares	$25.94	$23.98
Shares	$25.94	$23.98

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

March 31, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.005% due April 2, 2015	2.77%	$37,000,000	$37,000,000
U.S. Treasury Bills, 0.015% due April 9, 2015	10.76	143,999,568	144,000,000
U.S. Treasury Bills, 0.050% due April 16, 2015	4.26	57,000,000	57,000,000
U.S. Treasury Bills, 0.020% due April 23, 2015	1.57	20,999,874	21,000,000
U.S. Treasury Bills, 0.020% due April 30, 2015	8.59	114,997,010	115,000,000
U.S. Treasury Bills, 0.015% due May 7, 2015	1.05	13,999,748	14,000,000
U.S. Treasury Bills, 0.020% due May 14, 2015	0.30	3,999,904	4,000,000
U.S. Treasury Bills, 0.015% due May 21, 2015	4.33	57,998,376	58,000,000
U.S. Treasury Bills, 0.020% due May 28, 2015	1.42	18,999,164	19,000,000
U.S. Treasury Bills, 0.015% due June 11, 2015	20.17	269,993,250	270,000,000
U.S. Treasury Bills, 0.035% due July 2, 2015	37.36	499,965,000	500,000,000

Total United States Treasury Obligations (cost $1,238,945,843)	92.58%	$1,238,951,894

(a)	Security traded on a discount basis. The interest rate shown represents the discount rate at the time of issuance of the security.
(b)	A portion of United States Treasury Obligations on deposit with the commodity broker are held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index Jun15 (13,565 contracts, settlement date June 15, 2015)	(1.07)%	$(14,295,451)	$1,338,336,465

Total Currency Futures Contracts	(1.07)%	$(14,295,451)	$1,338,336,465

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2014

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	3.67%	$37,000,000	$37,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	11.82	118,999,881	119,000,000
U.S. Treasury Bills, 0.020% due January 15, 2015	5.66	56,999,601	57,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	4.47	44,999,370	45,000,000
U.S. Treasury Bills, 0.015% due January 29, 2015	1.99	19,999,700	20,000,000
U.S. Treasury Bills, 0.010% due February 5, 2015	3.87	38,999,259	39,000,000
U.S. Treasury Bills, 0.025% due February 12, 2015	0.40	3,999,944	4,000,000
U.S. Treasury Bills, 0.025% due February 19, 2015	0.30	2,999,949	3,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	0.89	8,999,793	9,000,000
U.S. Treasury Bills, 0.025% due March 5, 2015	1.19	11,999,736	12,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	4.07	40,998,442	41,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	30.29	304,990,240	305,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	27.71	278,991,909	279,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	3.67	36,996,744	37,000,000

Total United States Treasury Obligations (cost $1,006,941,675)	100.00%	$1,006,974,568

(a)	Security traded on a discount basis. The interest rate shown represents the discount rate at the time of issuance of the security.
(b)	A portion of United States Treasury Obligations on deposit with the commodity broker are held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index Mar 15 (11,200 contracts, settlement date March 16, 2015)	1.94%	$19,570,252	$1,015,246,400

Total Currency Futures Contracts	1.94%	$19,570,252	$1,015,246,400

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Income
Interest Income	$77,421	$109,812

Expenses
Management Fee	2,117,325	1,285,216
Brokerage Commissions and Fees	91,727	112,681

Total expenses	2,209,052	1,397,897

Net investment income (loss)	(2,131,631)	(1,288,085)

Net Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	118	3,924
Currency Futures Contracts	121,987,087	(5,944,427)

Net realized gain (loss)	121,987,205	(5,940,503)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(26,842)	18,737
Currency Futures Contracts	(33,865,703)	4,611,784

Net change in unrealized Gain (Loss)	(33,892,545)	4,630,521

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	88,094,660	(1,309,982)

Net Income (Loss)	$85,963,029	$(2,598,067)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 01, 2015	40	$959	42,000,000	$1,007,004,895	$1,007,005,854

Sale of Shares			16,400,000	417,444,613	417,444,613

Redemption of Shares			(6,800,000)	(172,101,751)	(172,101,751)

Net Increase (Decrease) due to Share Transactions			9,600,000	245,342,862	245,342,862

Net Income (Loss)

Net investment income (loss)		(1)		(2,131,630)	(2,131,631)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		111		121,987,094	121,987,205

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(31)		(33,892,514)	(33,892,545)

Net Income (Loss)		79		85,962,950	85,963,029

Net Change in Shareholders’ Equity	—	79	9,600,000	331,305,812	331,305,891

Balance at March 31, 2015	40	$1,038	51,600,000	$1,338,310,707	$1,338,311,745

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2014

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at January 01, 2014	40	$861	31,000,000	$666,987,258	$666,988,119

Sale of Shares			4,000,000	86,880,194	86,880,194

Redemption of Shares			(3,800,000)	(81,696,794)	(81,696,794)

Net Increase (Decrease) due to Share Transactions			200,000	5,183,400	5,183,400

Net Income (Loss)

Net investment income (loss)		(1)		(1,288,084)	(1,288,085)

Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(7)		(5,940,496)	(5,940,503)

Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		5		4,630,516	4,630,521

Net Income (Loss)		(3)		(2,598,064)	(2,598,067)

Net Change in Shareholders’ Equity		(3)	200,000	2,585,336	2,585,333

Balance at March 31, 2014	40	$858	31,200,000	$669,572,594	$669,573,452

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flow from operating activities:
Net Income (Loss)	$85,963,029	$(2,598,067)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(738,957,999)	(674,918,203)
Proceeds from securities sold and matured	969,999,852	680,998,293
Net accretion of discount on United States Treasury Obligations	(77,421)	(109,812)
Net realized (gain) loss on United States Treasury Obligations	(118)	(3,924)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	33,892,545	(4,630,521)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	55,249,567	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	(69,545,018)	—
Change in operating receivables and liabilities:
Variation margin receivable—futures	(4,993,716)	—
Management fee payable	179,264	(9,172)
Brokerage fee payable	(1,533)	1,996

Net cash provided by (used for) operating activities	331,708,452	(1,269,410)

Cash flows from financing activities:
Proceeds from sale of Shares	375,946,607	86,880,194
Redemption of Shares	(172,101,751)	(81,696,794)

Net cash provided by (used for) financing activities	203,844,856	5,183,400

Net change in cash	535,553,308	3,913,990
Cash at beginning of period(a)	18,108,522	12,100,937

Cash at end of period(b)	$553,661,830	$16,014,927

(a)	Cash at December 31, 2014 and prior reflects cash held by the Commodity Broker.
(b)	Cash at March 31, 2015 reflects cash held by the Custodian.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2015

(1) Background

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

(2) Organization

The Fund, a separate series of the Trust, a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the Agreement. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”). The Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust dated November 12, 2012 was effective for purposes of the reporting period up to and excluding the Closing Date. The Fund has an unlimited number of shares authorized for issuance.

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

This Report covers the three months ended March 31, 2015 and 2014 (hereinafter referred to as the “Three Months Ended March 31, 2015” and the “Three Months Ended March 31, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 2, 2015.

(3) Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the “Long Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The changes in market value over time, whether positive or negative, of the DX Contracts are related to the changes, whether positive or negative, in the level of the U.S. Dollar Index® (the “USDX®”). The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (each an “Index Currency,” and collectively, the “Index Currencies”), which comprise the USDX®–Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker as margin. The Fund does not borrow money to increase leverage. As of March 31, 2015 and December 31, 2014, the Fund had $35,993,716 (or 1.96% of its total assets) and $1,044,653,342 (or 100% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $31,000,000 (or 1.69%) and $16,632,000 (or 1.59%) is required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of March 31, 2015 and December 31, 2014, respectively. For additional information, please see the unaudited Schedule of Investments as of March 31, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund. For purposes of the reporting period up to and excluding the Closing Date, all Management Fees were payable to the Predecessor Managing Owner (the “Management Fee”). The Managing Owner has served as managing owner of the Fund since the Closing Date and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

During the Three Months Ended March 31, 2015 and 2014, the Fund incurred Management Fees of $2,117,325 and $1,285,216, respectively. As of March 31, 2015 and December 31, 2014, Management Fees payable were $824,929 and $645,665, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Predecessor Managing Owner. A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

During the Three Months Ended March 31, 2015 and 2014, the Fund incurred brokerage fees of $91,727 and $112,681, respectively. As of March 31, 2015 and December 31, 2014, brokerage fees payable were $3,527 and $5,060, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

As of December 31, 2014, the Fund held $18,108,522 of cash and $1,006,974,568 of United States Treasury Obligations at the Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $55,000,000 of cash and $1,074,986,895 of United States Treasury Obligations from the Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the Commodity Broker and accordingly, $55,249,567 of futures variation margin was credited to the Commodity Broker. $32,000,000 of United States Treasury Obligations also remained with the Commodity Broker to satisfy maintenance margin requirements. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of March 31, 2015 approximates the net unrealized appreciation (depreciation) on currency futures contracts. As a result, only the current day’s variation margin is disclosed on the Statement of Financial Condition.

As of March 31, 2015, the Fund had $1,761,613,724 (or 95.79% of total assets) of its holdings of cash and United Treasury Obligations held with its Custodian. No assets were held at the Custodian at December 31, 2014.

The Managing Owner pays the Administrator administrative services fees out of the Management Fee.

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

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

Index Sponsor

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. to serve as the index sponsor (the “Index Sponsor”). Prior to the Closing Date, the index sponsor was Deutsche Bank AG London. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each Business Day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

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

The Managing Owner pays the Marketing Agent a marketing services fee out of the Management Fee.

The Marketing Agent will not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent has no responsibility for the performance of the Fund or the decisions made or actions taken by the Managing Owner.

(5) Summary of Significant Accounting Policies

(a) Basis of Presentation

The Fund has determined that it meets the definition of an investment company and has prepared the unaudited financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946—Investment Companies.

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

(c) Financial Instruments and Fair Value

United States Treasury Obligations and currency futures contracts are recorded in the statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under current market conditions.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation methods, giving the highest priority to readily available unadjusted quoted prices in an active market for identical assets (Level 1) and the lowest priority to significant unobservable inputs (Level 3), generally when market prices are not readily available or are unreliable. Based on the valuation inputs, the securities or other investments are tiered into one of three levels. Changes in valuation methods or market conditions may result in transfers in or out of an investment’s assigned level:

Level 1: Prices are determined using quoted prices in an active market for identical assets.

Level 2: Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants may use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk, yield curves, loss severities, default rates, discount rates, volatilities and others.

Level 3: Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Fund’s own assumptions about the factors market participants would use in determining fair value of the securities or instruments and would be based on the best available information.

The levels assigned to the securities valuations may not be an indication of the risk or liquidity associated with investing in those securities. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

The following is a summary of the tiered valuation input levels as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$1,238,951,894	$—	$1,238,951,894
Currency Futures Contracts(a)	$(14,295,451)	$—	$—	$(14,295,451)

(a)	Unrealized appreciation/(depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Fund revised certain policies with respect to level classification. As a result, United States Treasury Obligations were transferred from Level 1 to Level 2. United States Treasury Obligations of $37,000,000 were transferred from Level 1 to Level 2 during the period.

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$1,006,974,568	$—	$—	$1,006,974,568
Currency Futures Contracts(a)	$19,570,252	$—	$—	$19,570,252

(a)	Unrealized appreciation/(depreciation).

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e) Deposits with Custodian

The combination of the Fund’s deposits with its Custodian of cash and United States Treasury Obligations represents the Fund’s overall assets held with its Custodian.

(f) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. The Fund purchased

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

$500,000,000 face amount of United States Treasury Obligations valued at $499,965,245 which was recorded as payable for securities purchased as of March 31, 2015. The Fund purchased $37,000,000 face amount of United States Treasury Obligations valued at $36,996,763 which was recorded as payable for securities purchased as of December 31, 2014.

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis and additional cash required to satisfy the variation margin requirements is transferred from the Custodian to Commodity Broker at the close of business each day. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. As of December 31, 2014, the Fund had cash held with the Commodity Broker of $18,108,522 which was on deposit to satisfy the Fund’s variation margin requirement on open futures contracts. There was no cash held by the Commodity Broker as of March 31, 2015. There were no cash equivalents held by the Fund as of March 31, 2015 and December 31, 2014.

(h) Receivable/(Payable) for Shares Issued and Redeemed

On any business day, an Authorized Participant may place an order to create or redeem Shares of the Fund. Cash settlement occurs at the creation order settlement date or the redemption order settlement date as discussed in Note 7. As of March 31, 2015, the Fund had a receivable for Shares issued of $41,498,006.

(i) Income Taxes

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor its tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factoring including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2011.

(j) Futures Contracts

All currency futures contracts are held and used for trading purposes. Currency futures contracts are recorded on a trade date. Open contracts are recorded in the statement of financial condition at fair value on trade date and on each successive date as well as on the last business day of each of the period presented, which represent market value for those currency futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

The Value of Derivative Instruments is as follows:

	March 31, 2015			December 31, 2014
Risk Exposure/Derivative Type	Assets	Liabilities		Assets		Liabilities
Currency risk
Currency Futures Contracts	$—	$(14,295,451	)(a)	$19,570,252	(b)	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the March 31, 2015 Statement of Financial Condition.

(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on currency futures contracts.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$121,987,087	$(5,944,427)
	Net Change in Unrealized Gain (Loss)	(33,865,703)	4,611,784

Total		$88,121,384	$(1,332,643)

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize the cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations will be sold to make additional cash available. The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Currency Futures Contracts
	For the Three Months Ended
	March 31, 2015	March 31, 2014
Average Notional Value	$1,154,205,122	$686,464,406

The Fund utilizes derivative instruments to achieve its investment objective. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2015, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Liabilities
Currency Futures Contracts	$(14,295,451)	$—	$(14,295,451)	$14,295,451	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized(a)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Assets
Currency Futures Contracts	$19,570,252	$—	$19,570,252	$—	$—	$19,570,252

(a)	Includes cumulative appreciation (depreciation) of currency futures contracts.
(b)

As of March 31, 2015 and December 31, 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00 and $12.00 per round-turn trade for the Three Months Ended March 31, 2015 and 2014, respectively.

(l) Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

expenses, filing fees and printing, mailing and duplication costs. Prior to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, all such expenses are not reflected in the statement of income and expenses of the Fund.

(m) Organizational and Offering Costs

All organizational and offering expenses (including continuous offering expenses for the offering of the Shares) incurred by the Fund were assumed by either the Predecessor Managing Owner or the Managing Owner. The Fund is not responsible to either the Predecessor Managing Owner or the Managing Owner for the reimbursement of organizational and offering costs (including continuous offering expenses for the offering of the Shares).

(n) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2015 and 2014, the Fund did not incur such expenses.

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

(7) Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator who serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to 3 business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

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

No distributions were paid for the Three Months Ended March 31, 2015 or 2014.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements—(Continued)

March 31, 2015

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2015 and 2014. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31, 2015	March 31, 2014
Net Asset Value
Net asset value per Share, beginning of period	$23.98	$21.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	2.01	(0.02)
Net investment income (loss)	(0.05)	(0.04)

Net income (loss)	1.96	(0.06)

Net asset value per Share, end of period	$25.94	$21.46

Market value per Share, beginning of period	$23.98	$21.53

Market value per Share, end of period	$25.93	$21.47

Ratio to average Net Assets*
Net investment income (loss)	(0.75)%	(0.75)%

Total expenses	0.78%	0.82%

Total Return, at net asset value **	8.17%	(0.28)%

Total Return, at market value **	8.13%	(0.28)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bullish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (the “Managing Owner”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities Inc. (collectively, “Deutsche Bank”). The Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess ReturnTM (the “Index”) is the exclusive property of Deutsche Bank Securities Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX, WARRANTS OR GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE INDEX OR ANY DATA INCLUDED THEREIN AND SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX, MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY INVESCO POWERSHARES CAPITAL MANAGEMENT LLC FROM THE USE OF THE INDEX OR ANY DATA INCLUDED THEREIN. NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX, MAKES ANY EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES, OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE INDEX OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL DEUTSCHE BANK OR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX HAVE ANY LIABILITY FOR DIRECT, INDIRECT, PUNITIVE, SPECIAL, CONSEQUENTIAL OR ANY OTHER DAMAGES OR LOSSES (INCLUDING LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF. EXCEPT AS EXPRESSLY PROVIDED TO THE CONTRARY, THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS BETWEEN DEUTSCHE BANK AND INVESCO POWERSHARES CAPITAL MANAGEMENT LLC.

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

DX Contracts are rolled on each Index Roll Day as follows:

•	On each Index Roll Day, 1/ 3 of the DX Contracts that will expire on the next IMM Date is sold and positions in the DX Contracts that expire on the IMM Date following the next IMM Date are purchased.

•	On each Index Roll Day, new notional holdings are calculated for the old DX Contracts leaving the Index as well as the new DX Contracts entering an Index.

•	On all days that are not Index Roll Days, the notional holdings of the DX Contracts in the Index remain constant.

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

Performance Summary

This Report covers the three months ended March 31, 2015 and 2014 (hereinafter referred to as the “Three Months Ended March 31, 2015” and the “Three Months Ended March 31, 2014”, respectively).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract Returns for the Three Months Ended March 31, 2015 and 2014” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Total Return and Underlying DX Contract

Returns for the Three Months Ended March 31, 2015 and 2014

Underlying Index	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
DX Contract	8.34%	(0.06)%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a currency futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under current market conditions.

U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation methods, giving the highest priority to readily available unadjusted quoted prices in an active market for identical assets (Level 1) and the lowest priority to significant unobservable inputs (Level 3), generally when market prices are not readily available or are unreliable. Based on the valuation inputs, the securities or other investments are tiered into one of three levels. Changes in valuation methods may result in transfers in or out of an investment’s assigned level. See Note 5(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $331.7 million and $(1.3) million for the Three Months Ended March 31, 2015 and 2014, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2015, $739.0 million was paid to purchase United States Treasury Obligations and $970.0 million was received from sales and maturing United States Treasury Obligations. During the Three Months Ended March 31, 2014, $674.9 million was paid to purchase United States Treasury Obligations and $681.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and futures increased (decreased) net cash provided by (used for) operating activities by $33.9 million and $(4.6) million during the Three Months Ended March 31, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $203.8 million and $5.2 million during the Three Months Ended March 31, 2015 and 2014, respectively. This included $375.9 million and $86.9 million from the sale of Shares to Authorized Participants and $172.1 million and $81.7 million from Shares redeemed by Authorized Participants during the Three Months Ended March 31, 2015 and 2014, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The Fund was launched on February 15, 2007 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 20, 2007 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits (if applicable) or certain other similar limitations on the ability of the Fund to trade the DX Contracts. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund is currently subject to position limits and may be subject to new and expanded speculative position limits and certain other limitations on its ability to trade the DX Contracts, which may compel the Fund to trade futures or other instruments that are not the DX Contracts as proxies for the DX Contracts. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the DX Contracts as proxies for the DX Contracts could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF UUP, UUPNV AND USDUPX FOR THE THREE MONTHS ENDED

MARCH 31, 2015 AND 2014

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014, RELATED TO THE CURRENCIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND, PRIOR TO THE CLOSING DATE, HAD ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON INDEX RESULTS IN RESPECT OF ANY PERIOD. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT UP TO AND EXCLUDING THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON INDEX RESULTS IN RESPECT OF ANY PERIOD. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT ON AND AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

THE FUND’S PERFORMANCE INFORMATION FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE PREDECESSOR MANAGING OWNER. THE MANAGING OWNER HAS SERVED AS MANAGING OWNER OF THE FUND SINCE THE CLOSING DATE, AND THE FUND’S PERFORMANCE INFORMATION SINCE THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE MANAGING OWNER. PAST PERFORMANCE OF THE FUND IS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE.

FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Fund Share Price Performance

For the Three Months Ended March 31, 2015, the NYSE Arca market value of each Share increased 8.13% from $23.98 per Share to $25.93 per Share. The Share price low and high for the Three Months Ended March 31, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a low of $23.98 per Share (+0.00%) on January 2, 2015, to a high of $26.48 per Share (+10.43%) on March 13, 2015.

For the Three Months Ended March 31, 2014, the NYSE Arca market value of each Share decreased 0.28% from $21.53 per Share to $21.47 per Share. The Share price high and low for the Three Months Ended March 31, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a high of $21.83 per Share (+1.39%) on January 17, 2014, January 20, 2014 and January 31, 2014 to a low of $21.27 per Share (-1.23%) on March 17, 2014.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2015, the net asset value of each Share increased 8.17% from $23.98 per Share to $25.94 per Share. Appreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2015 contributed to a 8.34% increase in the level of the DB Long U.S. Dollar Index Futures Total Return.

Net income for the Three Months Ended March 31, 2015 was $86.0 million, primarily resulting from $0.1 million of interest income, net realized gain of $122.0 million, net change in unrealized loss of $33.9 million and operating expenses of $2.2 million.

For the Three Months Ended March 31, 2014, the net asset value of each Share decreased 0.28% from $21.52 per Share to $21.46 per Share. Depreciation in the price of the long DX Contracts during the Three Months Ended March 31, 2014 contributed to a 0.06% decrease in the level of the DB Long U.S. Dollar Index Futures Total Return.

Net loss for the Three Months Ended March 31, 2014 was $2.6 million, primarily resulting from $0.1 million of interest income, net realized loss of $5.9 million, net change in unrealized gain of $4.6 million and operating expenses of $1.4 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, for purposes of the reporting period up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Three Months Ended March 31, 2015 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,338,311,745	0.42%	$12,973,404	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2014.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,007,005,854	0.32%	$7,420,510	10

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Andrew Schlossberg, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Andrew Schlossberg, the Principal Executive Officer, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial and Accounting Officer, Investment Pools, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 2, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2015:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2015 to January 31, 2015	3,000,000	$24.53
February 1, 2015 to February 28, 2015	—	$—
March 1, 2015 to March 31, 2015	3,800,000	$25.92

Total	6,800,000	$25.31

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Neither the Managing Owner nor any affiliates of the Managing Owner engaged in any activities as defined under Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, during the reporting periods covered by this report.

Deutsche Bank AG, the ultimate parent company of the Predecessor Managing Owner, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the Three Months Ended March 31, 2015. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, three of which remained outstanding as of March 31, 2015, with the National Petrochemical Company (NPC) and its group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NPC and/or its trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, because of the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. Iranian entities in whose names the escrow accounts are held are not permitted to draw on such accounts, either because they are sanctioned parties or, where this is not the case, because of our business decision to not allow access to such accounts in light of the overall sanctions environment.

During the first quarter of 2015, approximately €9.0 million were paid into the escrow account. We in our role as agent distributed to the participants in the banking consortia approximately €2.2 million, including the portion attributable to us totaling €1.5 million.

In the first quarter of 2015 we generated revenues of approximately €170,000 in respect of these financing arrangements, of which approximately €125,000 consisted of escrow account revenues, €30,000 consisted of loan interest revenues and €14,000 consisted of fee revenues. The net profits were less than these amounts.

As of March 31, 2015, we have an undrawn commitment of approximately €1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but which we have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

Our portion of the outstanding principal amount of the remaining loan facilities amounted to approximately €22 million as of March 31, 2015. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately €7.6 million are still outstanding as of March 31, 2015. The gross revenues from this business were approximately €11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately €10 million as of March 31, 2015, the gross revenues received from non-Syrian parties for these guarantees were approximately €29,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than €300 to the frozen account of the Syrian bank.

We intend to exit these guarantee arrangements as soon as possible.

Payments Received. In the first quarter of 2015, we received less than 10 payments adding up to approximately €2.5 million in favor of non-Iranian clients in Germany and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than €2,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

On behalf of one of our clients in Poland we transferred to an account of the Iranian embassy in Poland, held by another bank, two payments in sum of approximately €100. We do not intend to make such payments in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2015, we received approximately €2.1 million in such disbursements in approximately 300 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than €1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

Maintaining of Accounts for Iranian Consulates and Embassies. In the first quarter of 2015, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately €6.2 million as of March 31, 2015, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately €4,500 and net profits which were less than this amount from these activities. Deutsche Bank in the Netherlands will discontinue providing these services, Deutsche Bank in Germany will continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations in Germany.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund — March 31, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund — March 31, 2015, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund — December 31, 2014, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2015 and 2014, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2015, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2014, (vii) the Unaudited Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund — Three Months Ended March 31, 2015 and 2014, and (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bullish Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB US Dollar Index Trust on its own behalf and with respect to PowerShares DB US Dollar Index Bullish Fund

By:	Invesco PowerShares Capital Management LLC, its Managing Owner

By:	/S/ ANDREW SCHLOSSBERG
Name: Title:	Andrew Schlossberg Principal Executive Officer

Dated: May 8, 2015	By:	/S/ STEVEN HILL
	Name: Title:	Steven Hill Principal Financial and Accounting Officer, Investment Pools