Form 10-K
period 2015-12-31
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2016-02-29
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $1,215,972,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2016: 37,400,000

i

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

As of the date of this Annual Report (the “Report”), each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, ABN AMRO Clearing Chicago (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

The Fund holds United States Treasury Obligations for deposit with the Custodian (as defined below) and with the Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $39,487,561 (or 3.48% of its total assets) and $1,044,653,342 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $34,998,099 (or 3.09% of its total assets) and $16,632,000 (or 1.59% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of December 31, 2015 and 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

Index Description

The Managing Owner pays the Index Sponsor (as defined below) a licensing fee and an index services fee for performing its duties. These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the Management Fee and are not charged to or reimbursed by the Fund.

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index. After the Closing Date, the Index Sponsor is not affiliated with the Fund or the Managing Owner. The Managing Owner has entered into a license agreement with the Index Sponsor to use the Index.

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities Inc. (collectively, “Deutsche Bank”). The Deutsche Bank Long US Dollar Index (USDX®) Futures Index – Excess ReturnTM (the “DB Index”) is the exclusive property of Deutsche Bank Securities Inc. “DBIQ” is a service mark of Deutsche Bank AG and has been licensed for use for certain purposes by Deutsche Bank Securities Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index makes any representation or warranty, express or implied, concerning the DB Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the DB Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the DB Index has any obligation or liability in connection with the administration or trading of the Fund.

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

Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date (as defined below).

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

DX Contracts are rolled on each Index Roll Day as follows:

•	On each Index Roll Day, 1/3 of the DX Contracts that will expire on the next IMM Date are sold and positions in the DX Contracts that expire on the IMM Date following the next IMM Date are purchased.

•	On each Index Roll Day, new notional holdings are calculated for the old DX Contracts leaving the Index as well as the new DX Contracts entering the Index.

•	On all days that are not Index Roll Days, the notional holdings of the DX Contracts in the Index remain constant.

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the ongoing operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as exchange-traded funds and has been managing non-commodity futures based exchange-traded funds since 2003 and a commodity futures based exchange-traded fund since 2014. The Managing Owner serves as the commodity pool operator, commodity trading advisor and swap firm of the Trust and the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner has served as the managing owner of the Trust and the Fund since the Closing Date on February 23, 2015. The Predecessor Managing Owner served as the managing owner of the Trust and the Fund prior to the Closing Date.

The Fund pays the Managing Owner a management fee monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s currency futures trading advisory services.

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

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without gross negligence or willful misconduct.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $6.00, $12.00 and $12.00 per round-turn trade1 for the Years Ended December 31, 2015, 2014 and 2013, respectively.

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

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 101 Barclay Street, New York, New York 10286. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

The Managing Owner pays the Administrator administrative service fees out of the Management Fee.

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

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over- the-counter (the “OTC”) foreign exchange markets.

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

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Level of the Index.

It is possible that the Fund’s performance may not fully replicate the changes in the level of the Index due to disruptions in the markets for the Index Currencies, DX Contracts, or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the changes in the closing levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

As of the date of this Report, the DX Contracts are not subject to speculative position limits. There can be no assurance that the DX Contracts will not become subject to speculative position limits. Should the Fund become subject to speculative position limits with respect to its DX Contracts holdings, the Fund’s positions in DX Contracts might be required to be aggregated with positions in other accounts that the Managing Owner owns or for which it controls trading unless the investment team managing the Fund qualifies as an “independent account controller” under current law or regulations proposed by the CFTC. If the CFTC does not extend or renew the independent account controller exemption from aggregation, or if the exemption were otherwise unavailable, to the extent that the Managing Owner avails itself of the exemption, it may be required to aggregate the Fund’s positions in DX Contracts in multiple other accounts or commodity pools. In that case, the Fund’s ability to issue new Baskets or the Fund’s ability to reinvest income in additional DX Contracts may be impaired or limited to the extent that these activities would cause the Fund to exceed the potential future position limits. Limiting the size of the Fund to stay within these position limits may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value. Additionally, the Fund on any given date may not have an effective registration statement with the SEC with sufficient Shares available, which may limit the Fund’s ability to create new Baskets. The inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

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

Furthermore, the Fund is not able to replicate exactly the changes in the level of the Index because the total return is reduced by expenses and transaction costs, including those incurred in connection with its trading activities, and increased by interest income from its holdings of United States Treasury Obligations. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

Certain investors who decide to invest in both the Fund and PowerShares DB US Dollar Index Bearish Fund (“UDN”) may, nevertheless, suffer losses if the investor’s investment mix between the Fund and UDN is biased in one direction and the market price of the DX Contracts moves in an adverse direction. Additionally, investors should not invest in equal amounts in both the Fund and UDN simultaneously. The net effect of such an investment will be the income from the underlying 3-month U.S. Treasury bills, less fees and expenses.

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “UUP.” Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in the Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

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

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively managed by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have a Limited History of Operating an Exchange-Traded Fund that Invests in a Broad Range of Commodity Futures Contracts, their Experience May be Relatively Inadequate or Unsuitable to Manage the Fund.

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

Although past Index levels are not necessarily indicative of future Index levels, the Index has experienced unusually long peak- to-valley drawdown periods.

As of December 31, 2015, the closing level of the Index experienced a peak-to-valley drawdown of (48.06)% during the period from December 1986—April 2011.

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

The following table* reflects various measures of volatility** of the Index, as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	8.78%
Average rolling 3 month daily volatility	8.45%
Monthly return volatility	8.78%
Average annual volatility	8.60%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1986***	0.00%
1987	9.44%
1988	9.62%
1989	10.22%
1990	8.77%
1991	11.53%
1992	11.70%
1993	9.44%
1994	7.83%
1995	9.78%
1996	4.99%
1997	7.59%
1998	8.06%
1999	7.59%
2000	8.77%
2001	8.70%
2002	7.49%
2003	8.44%
2004	9.52%
2005	8.10%
2006	6.95%
2007	5.21%
2008	11.94%
2009	11.09%
2010	8.84%
2011	9.47%
2012	6.67%
2013	6.70%
2014	5.23%
2015	9.61%

*	For the Year Ended December 31, 2015. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes means the following:

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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.33% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 29, 2016. Because the Fund’s current interest income does not exceed its fees and expenses,the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break-even. If the aggregate of the Fund’s performance and interest income does not exceed the Fund’s fees and expenses described herein, then the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

The Dodd-Frank Act requires that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. Over-the-counter trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearinghouse, as well as possible SEC- or CFTC-mandated margin requirements. In 2016, the CFTC and various federal banking regulators adopted new margin requirements on non-cleared over-the- counter derivatives. In addition, the over-the-counter derivative dealers with which the Fund may execute the majority of its over-the- counter derivatives will be subject to clearing and margin requirements, including the requirement to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do. This will further increase the dealers’ costs, which costs are expected to be passed through to other market participants in the form of higher fees and less favorable dealer pricing.

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

Although the Dodd-Frank Act requires many over-the-counter derivative transactions previously entered into on a principal-to- principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that may be traded by the Fund may remain principal-to-principal or over-the-counter contracts between the Fund and third parties entered into bi-laterally. The risk of counterparty nonperformance can be significant in the case of these over-the-counter instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Dodd-Frank Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Dodd-Frank Act is fully implemented, a process that may take several years. To the extent not mitigated by implementation of the Dodd-Frank Act, if at all, the risks posed by such instruments may include credit risk from a counterparty’s failure to meet its financial obligations; market and systemic risk; legal risk due to, for example, a party’s legal capacity, the insolvency or bankruptcy; operational risk; cyber security risks; inadequate documentation risk; liquidity risk due to inability to prematurely terminate the derivative; concentration risk due to the concentration of closely related risks; and settlement risk.

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

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act regulates markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. It is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the net asset value of the Fund or the market price of the Shares. The Dodd- Frank Act and the implementing regulation adopted by regulators could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd- Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

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

An Investment in Shares May Be Adversely Affected by Competition From Other Methods of Investing in Currencies.

The Fund constitutes a relatively new type of investment vehicle. It competes with other financial vehicles, including mutual funds, and other investment companies, ETFs, other index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies and foreign governments, other securities backed by or linked to currencies, and direct investments in the underlying currencies or currency futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2015	$26.48	$23.98
June 30, 2015	$26.21	$24.51
September 30, 2015	$25.64	$24.39
December 31, 2015	$26.07	$24.44

Quarter ended	High	Low
March 31, 2014	$21.83	$21.26
June 30, 2014	$21.59	$21.16
September 30, 2014	$22.87	$21.27
December 31, 2014	$23.97	$22.58

Holders

As of December 31, 2015, the Fund had 131 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. The Fund paid no distributions for the Year Ended December 31, 2015 or for the Year Ended December 31, 2014.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2015	73,800,000	$25.18
Year Ended December 31, 2014	18,800,000	$22.39
Year Ended December 31, 2013	37,200,000	$21.97

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2015, 2014, 2013, 2012 and 2011 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Interest Income(a)	$336,658	$272,069	$320,338	$746,959	$617,446
Net investment income (loss)	$(8,953,085)	$(5,969,106)	$(5,790,242)	$(8,905,722)	$(8,849,388)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Futures	$69,094,297	$99,306,513	$(15,763,634)	$(33,392,417)	$221,818
Net Income (loss)	$60,141,212	$93,337,407	$(21,553,876)	$(42,298,139)	$(8,627,570)
Net Income (loss) per Share	$1.67	$2.46	$(0.29)	$(0.63)	$(0.33)
Net increase (decrease) in cash	$33,835,218	$6,007,585	$(53,472,637)	$(10,008,684)	$(21,491,990)

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Total Assets	$1,134,347,107	$1,044,653,342	$667,435,214	$689,599,034	$1,890,352,197
Share NAV	$25.65	$23.98	$21.52	$21.81	$22.44
General Shares NAV	$25.65	$23.98	$21.52	$21.80	$22.45

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income(a)	$77,421	$66,110	$65,690	$127,437
Net investment income (loss)	$(2,131,631)	$(2,532,729)	$(2,291,328)	$(1,997,397)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Futures	$88,094,660	$(44,877,435)	$5,703,877	$20,173,195
Net Income (loss)	$85,963,029	$(47,410,164)	$3,412,549	$18,175,798
Increase (decrease) in Net Asset Value	$331,305,891	$(122,717,685)	$(175,328,957)	$93,349,713
Net Income (loss) per Share	$1.96	$(0.93)	$0.12	$0.52

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income (loss)(a)	$109,812	$74,189	$54,576	$33,492
Net investment income (loss)	$(1,288,085)	$(1,289,509)	$(1,555,111)	$(1,836,401)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Futures	$(1,309,982)	$(5,244,631)	$57,541,687	$48,319,439
Net Income (loss)	$(2,598,067)	$(6,534,140)	$55,986,576	$46,483,038
Increase (decrease) in Net Asset Value	$2,585,333	$41,026,381	$2,653,270	$293,752,751
Net Income (loss) per Share	$(0.06)	$(0.18)	$1.58	$1.12

(a)	Interest Income for the years ended December 31, 2014 and prior includes interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934,as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bullish Fund’s (the “Fund”) forward- looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, ABN AMRO Clearing Chicago (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

General

Under the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust (the “Trust Agreement”), Wilmington Trust Company, the trustee of the Trust and the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust and the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange- traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended December 31, 2015, 2014 and 2013 (herein referred to as the “Three Months Ended December 31, 2015”, the “Three Months Ended December 31, 2014” and the “Three Months Ended December 31, 2013”, respectively) and the years ended December 31, 2015, 2014 and 2013 (herein referred to as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 20, 2007 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

The Index provides a general indication of the international value of the U.S. dollar relative to the six major world currencies (the “Index Currencies”), which comprise the USDX®—Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return (Long Index-TR), consists of the Index plus 3- month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index- TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013

Underlying Index	Three Months Ended December 31, 2015	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Year Ended December 31, 2014	Three Months Ended December 31, 2013	Year Ended December 31, 2013
DX Contract	2.30%	7.81%	5.05%	12.25%	(0.34)%	(0.50)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return (the “Long Index-TR”). The only difference between the Index and the Long Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index-TR does include such a component. The difference between the Index and the Long Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Long Index- TR. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Index.

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all currency futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open currency futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable primary exchange on the date with respect to which net asset value is being determined. Under certain circumstances, including, but not limited to, instances where the settlement price is not available, the Managing Owner may value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

The Fund holds a significant portion of its assets in currency futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Income and Expenses.

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

The Fund’s currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, currency futures exchanges may limit fluctuations in certain futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in the futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Although the DX Contracts that the Fund invests in are not currently subject to daily limits, the DX Contracts held by the Fund could become subject to such limits in the future. Such market conditions could prevent the Fund from promptly liquidating its currency futures positions.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(32.6) million, $(240.7) million and $(52.9) million for the Years Ended December 31, 2015, 2014 and 2013, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition.

During the Year Ended December 31, 2015, $4,622.0 million was paid to purchase United States Treasury Obligations and $4,514.4 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2014, $3,152.8 million was paid to purchase United States Treasury Obligations and $2,839.0 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2013, $3,221.6 million was paid to purchase United States Treasury Obligations and $3,191.0 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and currency futures contracts increased (decreased) cash by $10.5 million, $(20.2) million and $(0.3) million during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $66.5 million, $246.7 million and $(0.6) million during the Years Ended December 31, 2015, 2014 and 2013, respectively. This included $1,924.8 million, $667.7 million and $816.7 million from the sale of Shares to Authorized Participants and $1,858.3 million, $421.0 million and $817.3 from the redemption of Shares to Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013, AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

The Fund seeks to track changes in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index– Excess Return (the “Long Index” or the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “UUP”), (ii) the Fund’s NAV (as reflected by the graph “UUPNV”), and (iii) the closing levels of the Index (as reflected by the graph “USDUPX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

DECEMBER 31, 2015, 2014 AND 2013

AND THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX., BECAUSE THE INDEX WAS ESTABLISHED IN AUGUST 2006, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT UP TO AND EXCLUDING THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD., FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT ON AND AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

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

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Year Ended December 31, 2015, the NYSE Arca market value of each Share increased 6.92% from $23.98 per Share to $25.64 per Share. The Share price high and low for the Year Ended December 31, 2015 and related change from the Share price from December 31, 2014 was as follows: Shares traded from a low of $24.19 per Share (+0.88%) on January 2, 2015 to a high of $26.48 per Share (+10.43%) on March 13, 2015. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis, was 6.92%.

For the Year Ended December 31, 2014, the NYSE Arca market value of each Share increased 11.38% from $21.52 per Share to $23.97 per Share. The Share price low and high for the Year Ended December 31, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a low of $21.16 per Share (-1.67%) on May 6, 2014 to a high of $23.97 per Share (+11.38%) on December 31, 2014. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis was 11.38%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2015, the net asset value of each Share increased 6.96% from $23.98 per Share to $25.65 per Share. Appreciation in price of the long DX contracts during the Year Ended December 31, 2015 contributed to a 7.81% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis was 6.96%.

Net income (loss) for the Year Ended December 31, 2015 was $60.1 million, resulting from $0.3 million of interest income, net realized gain (loss) of $79.6 million, net change in unrealized gain (loss) of $(10.5) million and operating expenses of $9.3 million.

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

Net income (loss) for the Year Ended December 31, 2014 was $93.3 million, resulting from $0.3 million of interest income, net realized gain (loss) of $79.1 million, net change in unrealized gain (loss) of $20.2 million and operating expenses of $6.2 million.

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

Net income (loss) for the Year Ended December 31, 2013 was $(21.6) million, resulting from $0.3 million of interest income, net realized gain (loss) of $(16.1) million, net change in unrealized gain (loss) of $0.3 million and operating expenses of $6.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Three Months Ended December 31, 2015, the NYSE Arca market value of each Share increased 2.07% from $25.12 per Share to $25.64 per Share. The Share price low and high for the Three Months Ended December 31, 2015 and related change from the Share price on September 30, 2015 was as follows: Shares traded from a low of $24.44 per Share (-2.71%) on October 14, 2015 to a high of $26.07 per Share (+3.78%) on November 30, 2015. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis was 2.07%.

For the Three Months Ended December 31, 2014, the NYSE Arca market value of each Share increased 4.81% from $22.87 per Share to $23.97 per Share. The Share price low and high for the Three Months Ended December 31, 2014 and related change from the Share price on September 30, 2014 was as follows: Shares traded from a low of $22.58 per Share (-1.27%) on October 20, 2014 to a high of $23.97 per Share (+4.81%) on December 31, 2014. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis was 4.81%.

For the Three Months Ended December 31, 2013, the NYSE Arca market value of each Share decreased 0.51% from $21.63 per Share to $21.52 per Share. The Share price high and low for the Three Months Ended December 31, 2013 and related change from the Share price on September 30, 2013 was as follows: Shares traded from a low of $21.33 per Share (-1.39%) on October 24, 2013 to a high of $21.90 per Share (+1.23%) on November 8, 2013. No distributions were paid to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund, on a market value basis was -0.51%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2015, the net asset value of each Share increased 2.07% from $25.13 per Share to $25.65 per Share. Appreciation in the price of the long DX contracts during the Three Months Ended December 31, 2015 contributed to a 2.30% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return on a net asset value basis for the Fund was 2.07%.

Net income (loss) for the Three Months Ended December 31, 2015 was $18.2 million, resulting from $0.1 million of interest income, net realized gain (loss) of $16.6 million, net change in unrealized gain (loss) of $3.6 million and operating expenses of $2.1 million.

For the Three Months Ended December 31, 2014, the net asset value of each Share increased 4.90% from $22.86 per Share to $23.98 per Share. Appreciation in the price of the long DX contracts during the Three Months Ended December 31, 2014 contributed to a 5.05% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return on a net asset value basis for the Fund was 4.90%.

Net income (loss) for the Three Months Ended December 31, 2014 was $46.5 million, resulting from $0.03 million of interest income, net realized gain (loss) of $41.7 million, net change in unrealized gain (loss) of $6.6 million and operating expenses of $1.8 million.

For the Three Months Ended December 31, 2013, the net asset value of each Share decreased 0.51% from $21.63 per Share to $21.52 per Share. Depreciation in price of the long DX contracts during the Three Months Ended December 31, 2013 contributed to a 0.34% decrease in the level of the Long Index-TR. No distributions were paid to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -0.51%.

Net income (loss) for the Three Months Ended December 31, 2013 was $(4.2) million, resulting from $0.1 million of interest income, net realized gain (loss) of $(16.4) million, net change in unrealized gain (loss) of $13.6 million and operating expenses of $1.5 million.

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off- balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are currency futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values and trading activity are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,133,614,816	0.50%	$13,275,363	39

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,044,653,342	0.32%	$7,420,510	10

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

We, Andrew Schlossberg, Principal Executive Officer, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 37 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANDREW SCHLOSSBERG
Name:	Andrew Schlossberg
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders of PowerShares DB US Dollar Index Bullish Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund (the “Fund”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2016

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $1,077,885,299 and $1,006,941,675, respectively)	$1,077,913,905	$1,006,974,568
Cash held by commodity broker	—	18,108,522
Cash held by custodian	51,943,740	—
Net unrealized appreciation (depreciation) on Currency Futures Contracts	—	19,570,252
Variation margin receivable	4,489,462	—

Total assets (of which $34,998,099 and $16,632,000, respectively is restricted for maintenance margin purposes)	$1,134,347,107	$1,044,653,342

Liabilities
Payable for securities purchased	$—	$36,996,763
Management fee payable	728,477	645,665
Brokerage fee payable	3,814	5,060

Total liabilities	732,291	37,647,488

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	1,026	959
Shareholders’ equity—Shares	1,133,613,790	1,007,004,895

Total shareholders’ equity	1,133,614,816	1,007,005,854

Total liabilities and equity	$1,134,347,107	$1,044,653,342

General Shares outstanding	40	40
Shares outstanding	44,200,000	42,000,000

Net asset value per share
General Shares	$25.65	$23.98
Shares	$25.65	$23.98

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2015

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.235% due January 7, 2016	12.35%	$139,999,440	$140,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	17.64	199,994,400	200,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016	13.67	154,993,645	155,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	17.64	199,983,600	200,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	2.03	22,998,206	23,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	8.82	99,986,800	100,000,000
U.S. Treasury Bills, 0.145% due February 18, 2016	9.35	105,986,008	106,000,000
U.S. Treasury Bills, 0.140% due February 25, 2016	0.27	2,999,706	3,000,000
U.S. Treasury Bills, 0.215% due March 3, 2016	5.73	64,989,730	65,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	7.59	85,982,370	86,000,000

Total United States Treasury Obligations (cost $1,077,885,299)	95.09%	$1,077,913,905

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (11,482 contracts, settlement date March 14, 2016)	0.80%	$9,076,613	$1,133,790,090

Total Currency Futures Contracts	0.80%	$9,076,613	$1,133,790,090

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2014

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	3.67%	$37,000,000	$37,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	11.82	118,999,881	119,000,000
U.S. Treasury Bills, 0.020% due January 15, 2015	5.66	56,999,601	57,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	4.47	44,999,370	45,000,000
U.S. Treasury Bills, 0.015% due January 29, 2015	1.99	19,999,700	20,000,000
U.S. Treasury Bills, 0.010% due February 5, 2015	3.87	38,999,259	39,000,000
U.S. Treasury Bills, 0.025% due February 12, 2015	0.40	3,999,944	4,000,000
U.S. Treasury Bills, 0.025% due February 19, 2015	0.30	2,999,949	3,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	0.89	8,999,793	9,000,000
U.S. Treasury Bills, 0.025% due March 5, 2015	1.19	11,999,736	12,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	4.07	40,998,442	41,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	30.29	304,990,240	305,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	27.71	278,991,909	279,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	3.67	36,996,744	37,000,000

Total United States Treasury Obligations (cost $1,006,941,675)	100.00%	$1,006,974,568

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Currency Futures Contracts
FNX-ICE Dollar Index (11,200 contracts, settlement date March 16, 2015)	1.94%	$19,570,252	$1,015,246,400

Total Currency Futures Contracts	1.94%	$19,570,252	$1,015,246,400

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Interest Income	$336,658	$272,069	$320,338

Expenses
Management Fee	8,897,003	5,742,352	5,580,075
Brokerage Commissions and Fees	367,529	498,823	530,505
Interest Expense(a)	25,211	—	—

Total Expenses	9,289,743	6,241,175	6,110,580

Net investment income (loss)	(8,953,085)	(5,969,106)	(5,790,242)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts

Net Realized Gain (Loss) on
United States Treasury Obligations	2,884	7,437	16,813
Currency Futures Contracts	79,589,339	79,130,173	(16,120,106)

Net realized gain (loss)	79,592,223	79,137,610	(16,103,293)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(4,287)	19,016	(12,260)
Currency Futures Contracts	(10,493,639)	20,149,887	351,919

Net change in unrealized gain (loss)	(10,497,926)	20,168,903	339,659

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	69,094,297	99,306,513	(15,763,634)

Net Income (Loss)	$60,141,212	$93,337,407	$(21,553,876)

(a)	Interest Expense for the year ended December 31, 2015 represents expense on overdraft balances. These amounts are included in Interest Income for the years ended December 31, 2014 and 2013.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2015	40	$959	42,000,000	$1,007,004,895	$1,007,005,854

Sale of Shares			76,000,000	1,924,757,103	1,924,757,103
Redemption of Shares			(73,800,000)	(1,858,289,353)	(1,858,289,353)

Net Increase (Decrease) due to Share Transactions			2,200,000	66,467,750	66,467,750
Net Income (Loss)
Net investment income (loss)		(10)		(8,953,075)	(8,953,085)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		89		79,592,134	79,592,223
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(12)		(10,497,914)	(10,497,926)

Net Income (Loss)		67		60,141,145	60,141,212

Net Change in Shareholders’ Equity	—	67	2,200,000	126,608,895	126,608,962

Balance at December 31, 2015	40	$1,026	44,200,000	$1,133,613,790	$1,133,614,816

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2014	40	$861	31,000,000	$666,987,258	$666,988,119

Sale of Shares			29,800,000	667,690,541	667,690,541
Redemption of Shares			(18,800,000)	(421,010,213)	(421,010,213)

Net Increase (Decrease) due to Share Transactions			11,000,000	246,680,328	246,680,328
Net Income (Loss)
Net investment income (loss)		(6)		(5,969,100)	(5,969,106)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		83		79,137,527	79,137,610
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		21		20,168,882	20,168,903

Net Income (Loss)		98		93,337,309	93,337,407

Net Change in Shareholders’ Equity	—	98	11,000,000	340,017,637	340,017,735

Balance at December 31, 2014	40	$959	42,000,000	$1,007,004,895	$1,007,005,854

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$872	31,600,000	$689,119,184	$689,120,056

Sale of Shares			36,600,000	816,695,594	816,695,594
Redemption of Shares			(37,200,000)	(817,273,655)	(817,273,655)

Net Increase (Decrease) due to Share Transactions			(600,000)	(578,061)	(578,061)
Net Income (Loss)
Net investment income (loss)		(3)		(5,790,239)	(5,790,242)
Net realized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		(8)		(16,103,285)	(16,103,293)
Net change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts		—		339,659	339,659

Net Income (Loss)		(11)		(21,553,865)	(21,553,876)

Net Change in Shareholders’ Equity	—	(11)	(600,000)	(22,131,926)	(22,131,937)

Balance at December 31, 2013	40	$861	31,000,000	$666,987,258	$666,988,119

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net Income (Loss)	$60,141,212	$93,337,407	$(21,553,876)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(4,621,990,413)	(3,152,761,429)	(3,221,585,886)
Proceeds from securities sold and matured	4,514,389,568	2,838,996,146	3,190,966,946
Net accretion of discount on United States Treasury Obligations	(336,658)	(272,157)	(333,405)
Net realized (gain) loss on United States Treasury Obligations	(2,884)	(7,437)	(16,813)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	10,497,926	(20,168,903)	(339,659)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	55,249,567	—	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	(46,172,954)	—	—
Change in operating receivables and payables:
Variation margin receivable	(4,489,462)	—	—
Management fee payable	82,812	200,026	(32,413)
Brokerage fee payable	(1,246)	3,604	530

Net cash provided by (used for) operating activities	(32,632,532)	(240,672,743)	(52,894,576)

Cash flows from financing activities
Proceeds from sale of Shares	1,924,757,103	667,690,541	816,695,594
Redemption of Shares	(1,858,289,353)	(421,010,213)	(817,273,655)

Net cash provided by (used for) financing activities	66,467,750	246,680,328	(578,061)

Net change in cash held	33,835,218	6,007,585	(53,472,637)
Cash at beginning of year(a)	18,108,522	12,100,937	65,573,574

Cash at end of year(a)(b)	$51,943,740	$18,108,522	$12,100,937

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,211	$88	$13,067

(a)	Cash at December 31, 2014 and prior reflects cash held by the Commodity Broker.
(b)	Cash at December 31, 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2015

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

This Annual Report (the “Report”) covers the years ended December 31, 2015, 2014 and 2013 (herein referred to, as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Fund holds United States Treasury Obligations for deposit with the Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $39,487,561 (or 3.48% of its total assets) and $1,044,653,342 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $34,998,099 (or 3.09% of its total assets) and $16,632,000 (or 1.59% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of December 31, 2015 and 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred Management Fees of $8,897,003, $5,742,352 and $5,580,075, respectively. As of December 31, 2015 and 2014, Management Fees payable were $728,477 and $645,665, respectively.

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred brokerage fees of $367,529, $498,823 and $530,505, respectively. As of December 31, 2015 and 2014, brokerage fees payable were $3,814 and $5,060, respectively.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants.

The Managing Owner pays the Administrator administrative services fees out of the Management Fee.

As of December 31, 2014, the Fund held $18,108,522 of cash and $1,006,974,568 of United States Treasury Obligations at the Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $55,000,000 of cash and $1,074,986,895 of United States Treasury Obligations from the Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the Commodity Broker and accordingly, $55,249,567 of futures variation margin was credited to the Commodity Broker. $32,000,000 of United States Treasury Obligations also remained with the Commodity Broker to satisfy maintenance margin requirements. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts. The cumulative amount of cash transferred to the Commodity Broker as of December 31, 2015 approximates the net unrealized appreciation (depreciation) on currency futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2015

As of December 31, 2015, the Fund had $1,094,859,546 (or 96.52% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

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

(5) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles (“U.S. GAAP”). The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946—Investment Companies.

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

December 31, 2015

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

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$1,077,913,905	$—	$1,077,913,905
Currency Futures Contracts(a)	$9,076,613	$—	$—	$9,076,613

(a)	Unrealized appreciation (depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2. As a result, United States Treasury Obligations were transferred from Level 1 to Level 2.

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$1,006,974,568	$—	$—	$1,006,974,568
Currency Futures Contracts(a)	$19,570,252	$—	$—	$19,570,252

(a)	Unrealized appreciation (depreciation).

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2015

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Realized gains or losses on sales are computed on the basis of specific identification of the securities sold. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. As of December 31, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $37,000,000 face amount of United States Treasury Obligations valued at $36,996,763 which was recorded as payable for securities purchased as of December 31, 2014.

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

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of December 31, 2015 and 2014.

(g) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will generally not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2012.

(h) Currency Futures Contracts

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

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2015(a)		2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$9,076,613	$—	$19,570,252	$—

(a)	Includes cumulative appreciation of currency futures contracts. Only current day’s variation margin receivable is reported in the December 31, 2015 Statement of Financial Condition.
(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Currency Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		Year Ended December 31,
Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	2015	2014	2013
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$79,589,339	$79,130,173	$(16,120,106)
	Net Change in Unrealized Gain (Loss)	(10,493,639)	20,149,887	351,919

Total		$69,095,700	$99,280,060	$(15,768,187)

The table below summarizes the average monthly notional value of futures contracts outstanding for the year ended December 31, 2015 and the average quarterly notional value of futures contracts outstanding for the years ended December 31, 2014 and 2013, respectively.

	Years Ended December 31,
	2015	2014	2013
Average Notional Value	$1,169,610,341	$757,285,000	$754,406,000

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

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Assets
Currency Futures Contracts	$9,076,613	$(4,587,151)	$4,489,462	$—	$—	$4,489,462
Liabilities
Currency Futures Contracts	$(4,587,151)	$4,587,151	$—	$—	$—	$—

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2015

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

	Gross Amounts Recognized(b)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Assets
Currency Futures Contracts	$19,570,252	$—	$19,570,252	$—	$—	$19,570,252

(a)	As of December 31, 2015 and 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.
(b)	Includes cumulative appreciation of Currency Futures Contracts.

(i) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statement of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00, $12.00 and $12.00 per round-turn trade during the Years Ended December 31, 2015, 2014 and 2013, respectively.

(j) Routine Operational, Administrative and Other Ordinary Expenses

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2015, 2014 and 2013, the Fund did not incur such expenses.

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

December 31, 2015

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

December 31, 2015

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

No distributions were paid for the Years Ended December 31, 2015, 2014 and 2013.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2015 and 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2015, 2014 and 2013. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value per Share presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2015		2014	2013
Net Asset Value
Net asset value per Share, beginning of period	$23.98		$21.52	$21.81
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	1.86		2.63	(0.12)
Net investment income (loss)(a)	(0.19)		(0.17)	(0.17)

Net income (loss)	1.67		2.46	(0.29)

Net asset value per Share, end of period	$25.65		$23.98	$21.52

Market value per Share, beginning of period	$23.98	(b)(c)	$21.52	$21.81

Market value per Share, end of period	$25.64	(c)	$23.97	$21.52

Ratio to average Net Assets
Net investment income (loss)	(0.75)%		(0.78)%	(0.78)%

Total expenses	0.78%		0.81%	0.82%

Total Return, at net asset value	6.96%		11.43%	(1.33)%

Total Return, at market value	6.92%		11.38%	(1.33)%

(a)	Based on average shares outstanding.
(b)	Effective as of the Closing Date, the Fund changed the source of market value per share prices, resulting in a difference in the ending market value per share presented for the year ended December 31, 2014 and the beginning market value per share for the year ended December 31, 2015.
(c)	The mean between the last bid and ask prices.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements—(Continued)

December 31, 2015

(11) Selected Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income(a)	$77,421	$66,110	$65,690	$127,437
Net investment income (loss)	$(2,131,631)	$(2,532,729)	$(2,291,328)	$(1,997,397)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Currency Futures Contracts	$88,094,660	$(44,877,435)	$5,703,877	$20,173,195
Net Income (loss)	$85,963,029	$(47,410,164)	$3,412,549	$18,175,798
Increase (decrease) in Net Asset Value	$331,305,891	$(122,717,685)	$(175,328,957)	$93,349,713
Net Income (loss) per Share	$1.96	$(0.93)	$0.12	$0.52

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income(a)	$109,812	$74,189	$54,576	$33,492
Net investment income (loss)	$(1,288,085)	$(1,289,509)	$(1,555,111)	$(1,836,401)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Futures	$(1,309,982)	$(5,244,631)	$57,541,687	$48,319,439
Net Income (loss)	$(2,598,067)	$(6,534,140)	$55,986,576	$46,483,038
Increase (decrease) in Net Asset Value	$2,585,333	$41,026,381	$2,653,270	$293,752,751
Net Income (loss) per Share	$(0.06)	$(0.18)	$1.58	$1.12

(a)	Interest Income for the year ended December 31, 2014 include interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Andrew Schlossberg, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual Report, and, based upon that evaluation, Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 36 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 37 of this Form 10-K.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2015, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Andrew Schlossberg	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Daniel Draper	Board of Managers
Roderick Ellis	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Christopher Joe	Chief Compliance Officer
John Zerr	Board of Managers

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Schlossberg, Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Andrew Schlossberg (41) has been Chief Executive Officer of the Managing Owner and a Member of its Board of Managers since January 2010, where he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Schlossberg has also been Managing Director, Head of US Distribution for Invesco Distributors, Inc., or IDI, since June 2012, where he has been responsible for Sales, Client Service, Product Management, and Marketing for services provided to Invesco Ltd.’s US businesses, including the Managing Owner. IDI is a registered broker-dealer and is the US distributor for Invesco Ltd.’s retail products and collective trust funds. Invesco Ltd. is a global investment management company affiliated with the Managing Owner. In these capacities, Mr. Schlossberg also is responsible for overseeing the operations of various investment funds sponsored by Invesco Ltd. or its affiliates, or Invesco Funds. He earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. degree at Northwestern University and a B.S. degree in Finance and International Business from the University of Delaware. Mr. Schlossberg was listed as a principal of the Managing Owner on December 4, 2012.

Peter Hubbard (34) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 12 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (58) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and has also held the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has also been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010. He obtained a Bachelor’s Degree in Commerce from the University of Toronto and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

        Daniel Draper (47) has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Roderick Ellis (48) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (51) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Christopher Joe (46) has been Chief Compliance Officer of the Managing Owner since September 1, 2015. In his role as Chief Compliance Officer he is responsible for all aspects of regulatory compliance for the Managing Owner. He has also acted as U.S. Compliance Director for Invesco, Ltd. since November, 2006. Formerly, he served as Chief Compliance Officer of Invesco Investment Advisers, LLC, a registered investment adviser affiliated with the Managing Owner from June, 2010 to March, 2013. He also served as Deputy Chief Compliance Officer of Invesco Adviser, Inc., a registered investment adviser affiliated with the Managing Owner, from November, 2014 to September, 2015. Mr. Joe has also served as a principal of the Managing Owner since September 25, 2015.

John Zerr (53) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco PowerShares Capital Management LLC. Invesco PowerShares Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and was managed by the Predecessor Managing Owner from inception up to and excluding the Closing Date. None of the directors or officers of the Predecessor Managing Owner received compensation from the Fund. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily net asset value of the Fund at the end of each month. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

In addition, Deutsche Bank Securities Inc., an affiliate of Predecessor Managing Owner, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

For the Year Ended December 31, 2015, the Fund has incurred Management Fees of $8,897,003 of which $8,168,526 had been paid at December 31, 2015. Management Fees of $728,477 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2015, the Fund has incurred brokerage commissions of $367,529 of which $363,715 had been paid at December 31, 2015. Brokerage commissions of $3,814 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred Management Fees of $5,742,352 of which 5,096,687 had been paid at December 31, 2014. Management Fees of $645,665 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred brokerage commissions of $498,823 of which $493,763 had been paid at December 31, 2014. Brokerage commissions of $5,060 were unpaid at December 31, 2014 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred Management Fees of $5,580,075 of which $5,134,436 had been paid at December 31, 2013. Management Fees of $445,639 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2013, the Fund has incurred brokerage commissions of $530,505 of which $529,049 had been paid at December 31, 2013. Brokerage commissions of $1,456 were unpaid at December 31, 2013 and are reported as a liability on the Statement of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2015, by management. No person is known by us to own beneficially more than 5% of the outstanding Shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco PowerShares Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois 60515	40	100%

Shares	Directors and Officers of Invesco PowerShares Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$82,800	$97,364
Audit-Related Fees (1)	10,750	—
Tax Fees (2)	613,971	316,781
All Other Fees	—	—

Total	$707,521	$414,145

(1)	Audit-Related Fees for fiscal year end December 31, 2015 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for fiscal year end December 31, 2015 include fees billed for preparing tax forms.

Tax Fees for fiscal year end December 31, 2014 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2015. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2015.

The Predecessor Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2014. The Predecessor Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 35 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[1]

4.2	Form of Participant Agreement [2]

10.1	Futures and Options Agreement [3]

10.2	Form of Administration Agreement [4]

10.3	Form of Global Custody Agreement [4]

10.4	Form of Transfer Agency and Service Agreement [4]

10.5	Distribution Services Agreement [5]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund—December 31, 2015 and December 31, 2014, (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund—December 31, 2015, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund—December 31, 2014, (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund—Years Ended December 31, 2015, 2014 and 2013, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund—Year Ended December 31, 2015, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund—Year Ended December 31,2014, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund—Year Ended December 31, 2013, (viii) the Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund—Years Ended December 31, 2015, 2014 and 2013, and (ix) Notes to Financial Statements of PowerShares DB US Dollar Index Bullish Fund.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on February 19, 2016 and incorporated herein by reference.
4	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.

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

Dated: February 26, 2016