Form 10-K
period 2016-12-31
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2017-03-01
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $834,960,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2017: 30,600,000

i

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

Introduction

PowerShares DB US Dollar Index Bullish Fund (the “Fund”), a separate series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust organized in two separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance. The fiscal year end of the Fund is December 31st.

On February 23, 2015 (the “Closing Date”), Invesco PowerShares Capital Management LLC (“Invesco”) completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interests in the Fund and the sole and exclusive power to direct the business and affairs of the Trust, and the Trust’s two separate series, one of which is the Fund, as well as certain other assets of DBCS pertaining to the management of the Fund, pursuant to the terms and conditions of a certain asset purchase agreement (the  “Transaction”). Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

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

As of the date of this Annual Report on Form 10-K (the “Report”), each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, ABN AMRO Clearing Chicago (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement and are the only Authorized Participants.

Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return, the “Long Index” or the “Index”, over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations (“Treasury Income”) and dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

The Fund may, for cash management purposes, invest in money market mutual funds that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund may incur through such investment is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds through June 20, 2018.

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

The Commodity Broker

Effective November 25, 2016 Morgan Stanley & Co. LLC became the Fund’s clearing broker (the “Commodity Broker”). A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. Prior to November 25, 2016, Deutsche Bank Securities Inc. served as the Fund’s clearing broker(the “Predecessor Commodity Broker”).

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker since November 25, 2016 and the Predecessor Commodity Broker for the period prior to November 25, 2016, were less than $6.00, $6.00 and $12.00 per round-turn trade1 for the Years Ended December 31, 2016, 2015 and 2014, respectively.

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

The Distributor

Effective June 20, 2016 Invesco Distributors, Inc. became the Fund’s distributor (the “Distributor”) and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

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

Furthermore, the Fund is not able to replicate exactly the changes in the level of the Index because its total return is reduced by expenses and transaction costs, including those incurred in connection with its trading activities, and increased by Treasury Income from its holdings of United States Treasury Securities and Money Market Income from its holding of money market mutual funds (affiliated or otherwise) held for margin and cash management purposes.  Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

Certain investors who decide to invest in both the Fund and PowerShares DB US Dollar Index Bearish Fund (“UDN”) may, nevertheless, suffer losses if the investor’s investment mix between the Fund and UDN is biased in one direction and the market price of the DX Contracts moves in an adverse direction. Additionally, investors should not invest in equal amounts in both the Fund and UDN simultaneously. The net effect of such an investment will be the sum of the Treasury Income and the Money Market Income, less fees and expenses.

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

The Lack of an Active Trading Market for the Shares May Result in Losses on Your Investment in the Fund at the Time of Disposition of Your Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than the price you would receive if an active market did exist.

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

The Managing Owner manages a number of exchange-traded funds that use financial futures as part of their investment strategy and, only for a limited time, has actively managed an exchange-traded fund related to a broad-based futures index. The past performance of these funds is no indication of the Managing Owner’s ability to manage exchange-traded investment vehicles that track an index such as the Fund. There can be no assurance that the Managing Owner will be able to cause the net asset value per Share of the Fund to closely track the changes in the Index levels. If the experience of the Managing Owner and its principals is not relatively adequate or suitable to manage investment vehicles such as the Fund, the operations of the Fund may be adversely affected.

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

As of December 31, 2016, the closing level of the Index experienced a peak-to-valley drawdown of (48.06)% during the period from December 1986—April 2011.

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

The following table* reflects various measures of volatility** of the Index, as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	8.74%
Average rolling 3 month daily volatility	8.43%
Monthly return volatility	8.73%
Average annual volatility	8.56%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1986***	0.00%
1987	9.44%
1988	9.62%
1989	10.22%
1990	8.77%
1991	11.53%
1992	11.70%
1993	9.44%
1994	7.83%
1995	9.78%
1996	4.99%
1997	7.59%
1998	8.06%
1999	7.59%
2000	8.77%
2001	8.70%
2002	7.49%
2003	8.44%
2004	9.52%
2005	8.10%
2006	6.95%
2007	5.21%
2008	11.94%
2009	11.09%
2010	8.84%
2011	9.47%
2012	6.67%
2013	6.70%
2014	5.23%
2015	9.61%
2016	7.53%

*	For the Year Ended December 31, 2016. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.
**	Volatility, for these purposes means the following:
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

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability.  Such fees and expenses include asset-based fees of 0.75% per annum.  Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions.  For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation.  The Fund is expected to earn Treasury Income equal to 0.49% per annum, based upon the yield of 3-month United States Treasury Securities as of January 31, 2017, or a maximum of $0.12 per annum per Share at $25.00 as the NAV per

Share.  The Fund is also expected to earn Money Market Income equal to 0.45% per annum as of January 31, 2017, or a maximum of $0.11 per annum per Share at $25.00 as the NAV per Share.  Because the Fund’s current Treasury Income and/or Money Market Income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the sum of the Fund’s Treasury Income, and/or Money Market Income and its fees and expenses in order to break-even.  If the aggregate of the Fund’s performance from its holdings of DX Contracts plus its Treasury Income and/or Money Market Income (earned from its margin and cash management function) do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein.  You may never achieve profits, significant or otherwise.

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

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, for (1)  any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2)  such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant and the Managing Owner, either in its own capacity or in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers, Authorized Participants and Invesco Distributors.  The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund.  As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders.  For example, if the Fund invests in affiliated money market mutual funds for cash management purposes, the Managing Owner may select affiliated money market mutual funds that may pay dividends that are lower than non-affiliated money market mutual funds.  The Managing Owner has not established any formal procedure to resolve conflicts of interest.  Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably.  Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Because the Managing Owner and Invesco Distributors are affiliates, the Managing Owner has a disincentive to replace Invesco Distributors.  Furthermore, the Managing Owner did not conduct an arm’s length negotiation with respect to Invesco Distributors.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships.  The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements.  It is possible that the United States Internal Revenue Service, or the IRS, will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended, or the Code, and/or Treasury Regulations and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

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

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

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

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent you in connection with the Fund’s continuous offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

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

The Fund may Potentially Lose Money on its Holdings of Money Market Mutual Funds.

The Fund may invest in government money market funds for which the applicable board of directors/trustees has not chosen to rely on the ability to impose fees on shareholder redemptions (“liquidity fees”) or temporarily to suspend redemption privileges (“gates”) if the government money market fund’s weekly liquid assets fall below a certain threshold.  Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and the Fund may lose money by investing in a government money market fund for cash management or other purposes. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  The share price of a government money market fund can fall below the $1.00 share price. The Fund cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

ACTIVE 219988745v.2

Due to the Increased use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Fund is susceptible to operational and information security risks.  In general, cyber incidents can result from deliberate attacks or unintentional events.  Cyber attacks include, but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption.  Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites.  Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, Index Sponsor, the Administrator and transfer agent) or the issuers of the money market mutual funds in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs.  In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.  The Fund and its shareholders could be negatively impacted as a result.  While the Managing Owner has established business continuity plans and systems to prevent such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified.  Furthermore, the Fund cannot control the cyber security plans and systems put in place by Fund’s third party service providers.  Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in exchange-traded futures contracts, resulting in disruptions to the Fund’s investment objectives and financial losses.

The Fund is Subject to Extensive Regulatory Reporting and Compliance.

The Fund is subject to changing regulation of corporate governance and public disclosure that have increased the Fund’s risk of noncompliance.

Because the Shares are publicly traded, the Fund is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded.  These entities, including the Public Company Accounting Oversight Board, the SEC, the CFTC, NFA and NYSE-ARCA, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002.  From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations.  The Fund’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from focusing on Fund management to compliance related activities.

The Fund is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control system is designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation.

Current Discussions between the SEC and PricewaterhouseCoopers LLP regarding PricewaterhouseCoopers LLP’s Independence Could Have Potentially Adverse Consequences for the Fund.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Fund as well as all registered investment companies advised by the Managing Owner and its affiliates, including other subsidiaries of the Managing Owner’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Fund it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Funds’ financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Fund’s relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Fund’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. In addition, the

SEC has indicated that the no-action relief will expire 18 months from its issuance after which the Invesco Funds will no longer be able to rely on the letter unless its term is extended or made permanent by the SEC Staff.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2016	$25.87	$24.53
June 30, 2016	$25.00	$24.01
September 30, 2016	$25.21	$24.33
December 31, 2016	$26.70	$24.73

Quarter ended	High	Low
March 31, 2015	$26.48	$23.98
June 30, 2015	$26.21	$24.51
September 30, 2015	$25.64	$24.39
December 31, 2015	$26.07	$24.44

Holders

As of December 31, 2016, the Fund had 133 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. The Fund paid no distributions for the Year Ended December 31, 2016 or for the Year Ended December 31, 2015.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three months Ended December 31, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2016 to October 31, 2016	1,600,000	$25.53
November 1, 2016 to November 30, 2016	3,000,000	$25.85
December 1, 2016 to December 31, 2016	3,600,000	$26.36

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2016, 2015, 2014, 2013 and 2012 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Income(a)	$2,321,505	$336,658	$272,069	$320,338	$746,959
Net investment income (loss)	$(4,226,535)	$(8,953,085)	$(5,969,106)	$(5,790,242)	$(8,905,722)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Futures	$31,827,335	$69,094,297	$99,306,513	$(15,763,634)	$(33,392,417)
Net Income (loss)	$27,600,800	$60,141,212	$93,337,407	$(21,553,876)	$(42,298,139)
Net Income (loss) per Share	$0.78	$1.67	$2.46	$(0.29)	$(0.63)
Net increase (decrease) in cash	$(51,943,740)	$33,835,218	$6,007,585	$(53,472,637)	$(10,008,684)

	As of December 31,
	2016	2015	2014	2013	2012
Total Assets	$849,961,943	$1,134,347,107	$1,044,653,342	$667,435,214	$689,599,034
Shares NAV	$26.43	$25.65	$23.98	$21.52	$21.81
General Shares NAV	$26.43	$25.65	$23.98	$21.52	$21.80

(a)	Income for the years ended December 31, 2014 and prior includes interest expense on overdraft balances. These amounts are included in Interest Expense for the years ended December 31, 2016 and 2015.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Income	$429,297	$508,949	$551,227	$832,032
Net investment income (loss)	$(1,345,297)	$(1,079,945)	$(1,006,727)	$(794,566)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Futures	$(35,654,449)	$14,540,226	$(6,181,631)	$59,123,189
Net Income (loss)	$(36,999,746)	$13,460,281	$(7,188,358)	$58,328,623
Increase (decrease) in Net Asset Value	$(314,774,343)	$17,582,281	$(96,354,145)	$105,840,630
Net Income (loss) per Share	$(1.13)	$0.37	$(0.22)	$1.76

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Income (loss)	$77,421	$66,110	$65,690	$127,437
Net investment income (loss)	$(2,131,631)	$(2,532,729)	$(2,291,328)	$(1,997,397)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations and Futures	$88,094,660	$(44,877,435)	$5,703,877	$20,173,195
Net Income (loss)	$85,963,029	$(47,410,164)	$3,412,549	$18,175,798
Increase (decrease) in Net Asset Value	$331,305,891	$(122,717,685)	$(175,328,957)	$93,349,713
Net Income (loss) per Share	$1.96	$(0.93)	$0.12	$0.52

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report on Form 10-K (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934,as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB US Dollar Index Bullish Fund’s (the “Fund”) forward- looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

PowerShares DB US Dollar Index Bullish Fund (the “Fund”), a series of PowerShares DB US Dollar Index Trust (the “Trust”), a Delaware statutory trust, establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return (the “Long Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations (“Treasury Income”) and dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

On February 23, 2015 (the “Closing Date”), Invesco PowerShares Capital Management LLC (“Invesco”) completed the purchase of the assets of DB Commodity Services LLC, a Delaware limited liability company (“DBCS”), including all of its interests in the Fund and the sole and exclusive power to direct the business and affairs of the Trust and the Fund, as well as certain other assets pertaining to the management of the Trust and the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”).  Invesco now serves as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund, in replacement of DBCS (the “Predecessor Managing Owner”).

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

Performance Summary

This Report covers the three months ended December 31, 2016, 2015 and 2014 (hereinafter referred to as the “Three Months Ended December 31, 2016”, the “Three Months Ended December 31, 2015” and the “Three Months Ended December 31, 2014”, respectively) and the years ended December 31, 2016, 2015 and 2014 (hereinafter referred to as the “Year Ended December 31, 2016”, the “Year Ended December 31, 2015” and the “Year Ended December 31, 2014”, respectively).

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

The section “Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2016, 2015 and 2014 and the Years Ended December 31, 2016, 2015 and 2014” below provides an overview of the changes in the closing levels of the Index by disclosing the change in closing levels of the Index itself and the underlying DX Contracts of the Index. Please note also that the Fund’s objective is to track the Index (not the Long Index- TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return and Underlying DX Contract Returns for the Three Months Ended December 31, 2016, 2015 and 2014 and the Years Ended December 31, 2016, 2015 and 2014

Underlying Index	Three Months Ended December 31, 2016	Year Ended December 31, 2016	Three Months Ended December 31, 2015	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Year Ended December 31, 2014
DX Contract	7.39%	3.91%	2.30%	7.81%	5.05%	12.25%

If the Fund’s Treasury Income and Money Market Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the Index and underperform the Deutsche Bank Long US Dollar Index (USDX®) Futures Index—Total Return (the “Long Index-TR”). The only difference between the Index and the Long Index-TR is that the Index does not include interest income from a hypothetical basket of fixed income securities while the Long Index-TR does include such a component. The difference between the Index and the Long Index-TR is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s Treasury Income and Money Market Income exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Index by the amount of the excess, if any, of its Treasury Income and Money Market Income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Long Index-TR. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income and Money Market Income, the aggregate return on an investment in the Fund is expected to underperform the Index.

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

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and money market mutual funds and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by (used for) operating activities was $263.4 million, $(32.6) million and $(240.7) million for the Years Ended December 31, 2016, 2015 and 2014, respectively. These amounts primarily include net income (loss), net purchases and sales of money market funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

During the Year Ended December 31, 2016, $3,297.9 million was paid to purchase United States Treasury Obligations and $3,531.9 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2015, $4,622.0 million was paid to purchase United States Treasury Obligations and $4,514.4 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2014, $3,152.8 million was paid to purchase United States Treasury Obligations and $2,839.0 million was received from sales and maturing United States Treasury Obligations. $(3.8) million was received (paid) from (for) net sales (purchases) of money market mutual funds during the Year Ended December 31, 2016. The fund had no money market mutual fund holdings during the years ended December 31, 2015 and 2014, respectively. Unrealized appreciation/depreciation on United States Treasury Obligations and futures contracts increased (decreased) Net cash provided by $0.1 million, $10.5 million and $(20.2) million during the Years Ended December 31, 2016, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(315.3) million, $66.5 million and $246.7 million during the Years Ended December 31, 2016, 2015 and 2014, respectively. This included $629.6 million, $1,924.8 million and $667.7 million from Shares purchased by Authorized Participants and $944.9 million, $1,858.3 million and $421.0 million from the redemption of Shares by Authorized Participants during the Years Ended December 31, 2016, 2015 and 2014, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014, AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

The Fund seeks to track changes, whether positive or negative, in the closing levels of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index– Excess Return (the “Long Index” or the “Index”), over time, plus the excess, if any, of the Fund’s Treasury Income and Money Market Income over the expenses of the Fund.  For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

The following graphs illustrate changes in (i) the price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DB Long US Dollar Index (USDX) Futures Index ER”). Whenever the Treasury Income and Money Market Income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects Treasury Income and Money Market Income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

COMPARISON OF MARKET, NAV AND DB LONG DOLLAR INDEX (USXD) FUTURES INDEX ER FOR THE YEARS ENDED

DECEMBER 31, 2016, 2015 AND 2014

AND THE THREE MONTHS ENDED DECEMBER 31, 2016, 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

Fund Share Price Performance

For the Year Ended December 31, 2016, the NYSE Arca market value of each Share increased 3.16% from $25.64 per Share to $26.45 per Share. The Share price low and high for the Year Ended December 31, 2016 and related change from the Share price from December 31, 2015 was as follows: Shares traded at a low of $24.01 per Share (-6.36%) on May 2, 2016, and a high of $26.70 per Share (+4.13%) on December 20, 2016. No distributions were paid to Shareholders during the Year Ended December 31, 2016. Therefore, the total return for the Fund, on a market value basis, was 3.16%.

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

For the Year Ended December 31, 2014, the NYSE Arca market value of each Share increased 11.38% from $21.52 per Share to $23.97 per Share. The Share price low and high for the Year Ended December 31, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded at a low of $21.16 per Share (-1.67%) on May 6, 2014 and a high of $23.97 per Share (+11.38%) on December 31, 2014. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis was 11.38%.

Fund Share Net Asset Performance

For the Year Ended December 31, 2016, the net asset value of each Share increased 3.04% from $25.65 per Share to $26.43 per Share. Rising currency futures contract prices for long DX contracts during the Year Ended December 31, 2016 contributed to a 3.91% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2016. Therefore, the total return for the Fund on a net asset value basis was 3.04%.

Net income (loss) for the Year Ended December 31, 2016 was $27.6 million, resulting from $2.3 million of interest income, net realized gain (loss) of $39.0 million, net change in unrealized gain (loss) of $(7.1) million and operating expenses of $6.6 million.

For the Year Ended December 31, 2015, the net asset value of each Share increased 6.96% from $23.98 per Share to $25.65 per Share. Rising currency futures contract prices for DX contracts during the Year Ended December 31, 2015 contributed to a 7.81% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis was 6.96%.

Net income (loss) for the Year Ended December 31, 2015 was $60.1 million, resulting from $0.3 million of interest income, net realized gain (loss) of $79.6 million, net change in unrealized gain (loss) of $(10.5) million and operating expenses of $9.3 million.

For the Year Ended December 31, 2014, the net asset value of each Share increased 11.43% from $21.52 per Share to $23.98 per Share. Rising currency futures contract prices for DX contracts during the Year Ended December 31, 2014 contributed to a 12.25% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund on a net asset value basis was 11.43%.

Net income (loss) for the Year Ended December 31, 2014 was $93.3 million, resulting from $0.3 million of interest income, net realized gain (loss) of $79.1 million, net change in unrealized gain (loss) of $20.2 million and operating expenses of $6.2 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2016, 2015 AND 2014

Fund Share Price Performance

For the Three Months Ended December 31, 2016, the NYSE Arca market value of each Share increased 7.17% from $24.68 per Share to $26.45 per Share. The Share price low and high for the Three Months Ended December 31, 2016 and related change from the Share price on September 30, 2016 was as follows: Shares traded at a low of $24.73 per Share (+0.20%) on October 3, 2016 and a high of $26.70 per Share (+8.19%) on December 20, 2016. No distributions were paid to Shareholders during the Three Months Ended December 31, 2016. Therefore, the total return for the Fund, on a market value basis was 7.17%.

For the Three Months Ended December 31, 2015, the NYSE Arca market value of each Share increased 2.07% from $25.12 per Share to $25.64 per Share. The Share price low and high for the Three Months Ended December 31, 2015 and related change from the

Share price on September 30, 2015 was as follows: Shares traded at a low of $24.44 per Share (-2.71%) on October 14, 2015 and a high of $26.07 per Share (+3.78%) on November 30, 2015. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis was 2.07%.

For the Three Months Ended December 31, 2014, the NYSE Arca market value of each Share increased 4.81% from $22.87 per Share to $23.97 per Share. The Share price low and high for the Three Months Ended December 31, 2014 and related change from the Share price on September 30, 2014 was as follows: Shares traded at a low of $22.58 per Share (-1.27%) on October 20, 2014 and a high of $23.97 per Share (+4.81%) on December 31, 2014. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis was 4.81%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2016, the net asset value of each Share increased 7.13% from $24.67 per Share to $26.43 per Share. Rising currency futures contract prices for long DX contracts during the Three Months Ended December 31, 2016 contributed to a 7.39% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the Three Months Ended December 31, 2016. Therefore, the total return on a net asset value basis for the Fund was 7.13%

Net income (loss) for the Three Months Ended December 31, 2016 was $58.3 million, resulting from $0.8 million of interest income, net realized gain (loss) of $57.5 million, net change in unrealized gain (loss) of $1.6 million and operating expenses of $1.6 million.

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

Net income (loss) for the Three Months Ended December 31, 2014 was $46.5 million, resulting from $0.0 million of interest income, net realized gain (loss) of $41.7 million, net change in unrealized gain (loss) of $6.6 million and operating expenses of $1.8 million.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”), respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.  Since the Closing Date and up to November 25, 2016, the Predecessor Commodity Broker served as the Fund’s futures clearing broker, and all commission accruals from the Closing Date up to November 25, 2016 have been paid to the Predecessor Commodity Broker.  Since November 25, 2016, all commission accruals have been paid to the Commodity Broker.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2016 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$845,909,239	0.39%	$7,760,064	37

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$1,133,614,816	0.50%	$13,275,363	39

*

The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations and money market mutual funds. The market risk represented by these investments is expected to be immaterial.

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

We, Daniel Draper, Principal Executive Officer, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2016.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2016, as stated in their report on page 42 of the Fund’s Annual Report on Form 10-K.

By:	/S/ Daniel Draper
Name:	Daniel Draper
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 27, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Managers of PowerShares DB US Dollar Index Trust and the Shareholders of PowerShares DB US Dollar Index Bullish Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB US Dollar Index Bullish Fund (a series of PowerShares DB US Dollar Index Trust, hereafter referred to as the “Fund”), at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Fund's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Fund's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Chicago, Illinois

February 27, 2017

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2016 and 2015

	December 31,
	2016	2015
Assets
United States Treasury Obligations, at value (cost $846,190,082 and $1,077,885,299, respectively)	$846,158,812	$1,077,913,905
Affiliated investments, at value and cost	3,786,312	—
Total Investments, at value (cost $849,976,394 and $1,077,885,299, respectively)	849,945,124	1,077,913,905
Cash held by custodian	—	51,943,740
Receivable for:
Variation margin	—	4,489,462
Dividends from affiliates	16,819	—
Total assets	$849,961,943	$1,134,347,107
Liabilities
Payable for:
Variation margin	$3,514,750	$—
Due to custodian	1,000	—
Management fee	532,758	728,477
Brokerage commissions and fees	4,196	3,814
Total liabilities	4,052,704	732,291
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	1,057	1,026
Shareholders' equity—Shares	845,908,182	1,133,613,790
Total shareholders' equity	845,909,239	1,133,614,816
Total liabilities and equity	$849,961,943	$1,134,347,107
General Shares outstanding	40	40
Shares outstanding	32,000,000	44,200,000

Net asset value per share	$26.43	$25.65

Market value per share	$26.45	$25.64

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2016

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.490% due January 19, 2017	4.14%	$34,993,665	35,000,000
U.S. Treasury Bills, 0.485% due January 26, 2017	26.95	227,940,036	228,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	21.26	179,862,300	180,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017 (b)	35.53	300,594,252	301,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	12.15	102,768,559	103,000,000
Total United States Treasury Obligations (cost $846,190,082)	100.03%	$846,158,812
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio - Institutional Class, 0.41% (c)	0.45%	$3,786,312	3,786,312
(cost $3,786,312)
Total Investments (cost $849,976,394)	100.48%	$849,945,124

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $18,973,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Currency Futures Contracts
FNX-ICE Dollar Index (8,270 contracts, settlement date March 13, 2017)	0.24%	$1,988,810	$845,905,220
Total Currency Futures Contracts	0.24%	$1,988,810	$845,905,220

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

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

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	Years Ended
	December 31,
	2016	2015	2014
Income
Interest Income	$2,271,490	$336,658	$272,069
Dividends from Affiliates	50,015	—	—
Total Income	2,321,505	336,658	272,069
Expenses
Management Fee	6,349,708	8,897,003	5,742,352
Brokerage Commissions and Fees	209,040	367,529	498,823
Interest Expense (a)	14,496	25,211	—
Total Expenses	6,573,244	9,289,743	6,241,175
Less: Waivers	(25,204)	—	—
Net Expenses	6,548,040	9,289,743	6,241,175
Net Investment Income (Loss)	(4,226,535)	(8,953,085)	(5,969,106)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	3,553	2,884	7,437
Currency Futures Contracts	38,971,461	79,589,339	79,130,173
Net Realized Gain (Loss)	38,975,014	79,592,223	79,137,610
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(59,876)	(4,287)	19,016
Currency Futures Contracts	(7,087,803)	(10,493,639)	20,149,887
Net Change in Unrealized Gain (Loss)	(7,147,679)	(10,497,926)	20,168,903
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts	31,827,335	69,094,297	99,306,513
Net Income (Loss)	$27,600,800	$60,141,212	$93,337,407

(a)	Interest Expense for the years ended December 31, 2016 and 2015 represents interest expense on overdraft balances. These amounts are included in Interest Income for the year ended December 31, 2014.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2016

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$1,026	44,200,000	$1,133,613,790	$1,133,614,816
Purchases of Shares			25,200,000	629,567,756	629,567,756
Redemption of Shares			(37,400,000)	(944,874,133)	(944,874,133)
Net Increase (Decrease) due to Share Transactions			(12,200,000)	(315,306,377)	(315,306,377)
Net Income (Loss)
Net Investment Income (Loss)		(5)		(4,226,530)	(4,226,535)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		44		38,974,970	38,975,014
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(8)		(7,147,671)	(7,147,679)
Net Income (Loss)		31		27,600,769	27,600,800
Net Change in Shareholders' Equity	—	31	(12,200,000)	(287,705,608)	(287,705,577)
Balance at December 31, 2016	40	$1,057	32,000,000	$845,908,182	$845,909,239

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$959	$42,000,000	$1,007,004,895	$1,007,005,854
Purchases of Shares			$76,000,000	$1,924,757,103	1,924,757,103
Redemption of Shares			$(73,800,000)	$(1,858,289,353)	(1,858,289,353)
Net Increase (Decrease) due to Share Transactions			2,200,000	66,467,750	66,467,750
Net Income (Loss)
Net Investment Income (Loss)		(10)		$(8,953,075)	(8,953,085)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		89		$79,592,134	79,592,223
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(12)		$(10,497,914)	(10,497,926)
Net Income (Loss)		67		$60,141,145	60,141,212
Net Change in Shareholders' Equity	—	67	2,200,000	126,608,895	126,608,962
Balance at December 31, 2015	40	$1,026	44,200,000	$1,133,613,790	$1,133,614,816

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31,2014

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2014	40	$861	31,000,000	$666,987,258	$666,988,119
Purchases of Shares			29,800,000	667,690,541	667,690,541
Redemption of Shares			(18,800,000)	(421,010,213)	(421,010,213)
Net Increase (Decrease) due to Share Transactions			11,000,000	246,680,328	246,680,328
Net Income (Loss)
Net Investment Income (Loss)		(6)		(5,969,100)	(5,969,106)
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		83		79,137,527	79,137,610
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		21		20,168,882	20,168,903
Net Income (Loss)		98		93,337,309	93,337,407
Net Change in Shareholders' Equity	—	98	11,000,000	340,017,637	340,017,735
Balance at December 31, 2014	40	$959	42,000,000	$1,007,004,895	$1,007,005,854

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$27,600,800	$60,141,212	$93,337,407
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(3,297,920,688)	(4,621,990,413)	(3,152,761,429)
Proceeds from securities sold and matured	3,531,890,948	4,514,389,568	2,838,996,146
Net sales (purchases) of affiliated investments	(3,786,312)	—	—
Net accretion of discount on United States Treasury Obligations	(2,271,490)	(336,658)	(272,157)
Net realized (gain) loss on United States Treasury Obligations	(3,553)	(2,884)	(7,437)
Net change in unrealized (gain) loss on United States Treasury Obligations and Currency Futures Contracts	59,876	10,497,926	(20,168,903)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	55,249,567
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	(46,172,954)	—
Change in operating receivables and liabilities:
Dividends from affiliates	(16,819)	—	—
Variation margin	8,004,212	(4,489,462)	—
Management fee	(195,719)	82,812	200,026
Brokerage commissions and fees	382	(1,246)	3,604
Net cash provided by (used for) operating activities	263,361,637	(32,632,532)	(240,672,743)
Cash flows from financing activities:
Proceeds from purchases of Shares	629,567,756	1,924,757,103	667,690,541
Redemption of Shares	(944,874,133)	(1,858,289,353)	(421,010,213)
Increase in payable for amount due to custodian, net	1,000	—	—
Net cash provided by (used for) financing activities	(315,305,377)	66,467,750	246,680,328
Net change in cash	(51,943,740)	33,835,218	6,007,585
Cash at beginning of period (a)(b)	51,943,740	18,108,522	12,100,937
Cash at end of period (a)(b)	$—	$51,943,740	$18,108,522
Supplemental disclosure of cash flow information
Cash paid for interest	$14,496	$25,211	$88

(a)	Cash at December 31, 2014 and prior reflects cash held by Predecessor Commodity Broker.
(b)	Cash at December 31, 2016 and 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2016

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

December 31, 2016 This Annual Report (the “Report”) covers the years ended December 31, 2016, 2015 and 2014 (herein referred to as the “Year Ended December 31, 2016” ,the “Year Ended December 31, 2015” and the “Year Ended December 31, 2014”, respectively).. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

(3) Fund Investment Overview

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess Return (the “Long Index” or the “Index”), over time. The performance of the Fund also is intended to reflect the excess, if any, of its interest income from its holdings of United States Treasury Obligations (“Treasury Income”) and dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) over the expenses of the Fund. For the avoidance of doubt, the Fund may hold United States Treasury Obligations and money market mutual funds (affiliated or otherwise) for margin and/or cash management purposes.

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

The Fund may, for cash management purposes, invest in money market mutual funds that are managed by affiliates of the Managing Owner.  The indirect portion of the management fee that the Fund may incur through such investment is in addition to the Management Fee paid to the Managing Owner.  The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds through June 20, 2018.

The Managing Owner waived fees of $25,204 For the Year Ended December 31,2016.

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, is the commodity trading advisor of the Trust and Fund and is an affiliate of the Managing Owner. The Managing Owner may utilize the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service.

The Commodity Broker

Effective November 25, 2016 Morgan Stanley & Co. LLC became the Fund’s (the “Commodity Broker”). A variety if executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. Prior to November 25, 2016, Deutsche Bank Securities Inc. served as the Fund’s clearing broker.

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

As of December 31, 2014, the Fund held $18,108,522 of cash and $1,006,974,568 of United States Treasury Obligations at the Predecessor Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $55,000,000 of cash and $1,074,986,895 of United States Treasury Obligations from the Predecessor Commodity Broker to the Custodian. The Fund’s open positions of currency futures contracts remained with the

Predecessor Commodity Broker and accordingly, $55,249,567 of futures variation margin was credited to the Predecessor Commodity Broker. $32,000,000 of United States Treasury Obligations also remained with the Predecessor Commodity Broker to satisfy maintenance margin requirements. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Predecessor Commodity Broker to satisfy the previous day’s variation margin on open futures contracts.

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

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$846,158,812	$—	$846,158,812
Money Market Mutual Fund	3,786,312	—	—	3,786,312
	3,786,312	846,158,812	—	849,945,124
Currency Futures Contracts (a)	1,988,810	—	—	1,988,810
Total Investments	$5,775,122	$846,158,812	$—	$851,933,934

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$1,077,913,905	$—	$1,077,913,905
Currency Futures Contracts (a)	9,076,613	—	$—	9,076,613
Total Investments	$9,076,613	$1,077,913,905	$—	$1,086,990,518

(a)	Unrealized appreciation (depreciation).

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

The Fund’s remaining cash, United States Treasury Obligations and money market mutual fund holdings are on deposit with its Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. Such Balances, if any at period-end, are shown on the Statement of Financial Condition under the payable caption Due to custodian.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2013.

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

The Fair Value of Derivative Instruments is as follows:

	2016		2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$1,988,810	$—	$9,076,613	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only current day’s variation margin receivable (payable) is reported in the December 31, 2016 and 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015	2014
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$38,971,461	$79,589,339	$79,130,173
	Net Change in Unrealized Gain (Loss)	(7,087,803)	(10,493,639)	20,149,887
Total		$31,883,658	$69,095,700	$99,280,060

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2016	2015	2014
Average Notional Value	$856,900,095	$1,169,610,341	$757,285,000

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

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$1,988,810	$(1,988,810)	$—	$—	$—	$—
Liabilities
Currency Futures Contracts	$(5,503,560)	$1,988,810	$(3,514,750)	$3,514,750	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Currency Futures Contracts	$9,076,613	$(4,587,151)	$4,489,462	$—	$—	$4,489,462
Liabilities
Currency Futures Contracts	$(4,587,151)	$4,587,151	$—	$—	$—	$—

(a)	As of December 31, 2016 and 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $6.00, $6.00 and $12.00 per round-turn trade during the December 31, 2016, 2015 and 2014 respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2016, 2015 and 2014, the Fund did not incur such expenses.

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

No distributions were paid for the Years Ended December 31, 2016, 2015 and 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2016 and 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2016, 2015 and 2014. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended
	December 31,
	2016	2015		2014
Net Asset Value
Net asset value per Share, beginning of period	$25.65	$23.98		$21.52
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts	0.91	1.86		2.63
Net investment income (loss) (a)	$(0.13)	(0.19)		(0.17)
Net income (loss)	0.78	1.67		2.46
Net asset value per Share, end of period	$26.43	$25.65		$23.98
Market value per Share, beginning of period	$25.64 (b)	$23.98	(b)(c)	$21.52
Market value per Share, end of period	$26.45 (b)	$25.64	(b)(c)	$23.97

Ratio to average Net Assets
Net investment income (loss)	(0.50)%	(0.75)%		(0.78)%
Expenses, after waivers	0.77%	0.78%		0.81%
Expenses, prior to waivers	0.78%	0.78%		0.81%
Total Return, at net asset value (d)	3.04%	6.96%		11.43%
Total Return, at market value (d)	3.16%	6.92%		11.38%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)

Effective as of the Closing Date, the Fund changed the source of market value per share prices, resulting in a difference in the ending market value per share presented for the year ended December 31, 2014 and the beginning market value per share for the year ended December 31, 2015.

(d)

Total Return, at net asset value is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period, and redemption of Shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with accounting principles generally accepted in the United States of America and as such, the net asset value for financial reporting purposes and the returns based upon those net asset values may differ from the net asset value and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Daniel Draper, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 38 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2016, as stated in their report on page 42 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2016, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Daniel Draper	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Roderick Ellis	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Christopher Joe	Chief Compliance Officer
John Zerr	Board of Managers

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Daniel Draper (48) has been Chief Executive Officer of the Managing Owner since March 24, 2016. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Draper has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Peter Hubbard (35) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 8 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (59) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and also holds the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010, as well. In these capacities, Mr. Warren is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the risk management framework for the business units operating within the Americas division of Invesco Ltd. He obtained a Bachelor’s Degree in Commerce from the University of Toronto as both a CA and CPA, and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Roderick Ellis (49) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (52) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Christopher Joe (47) has been Chief Compliance Officer of the Managing Owner since September 1, 2015. In his role as Chief Compliance Officer he is responsible for all aspects of regulatory compliance for the Managing Owner. He has also acted as U.S. Compliance Director for Invesco, Ltd. since November, 2006. Formerly, he served as Chief Compliance Officer of Invesco Investment Advisers, LLC, a registered investment adviser affiliated with the Managing Owner from June, 2010 to March, 2013. He also served as Deputy Chief Compliance Officer of Invesco Adviser, Inc., a registered investment adviser affiliated with the Managing Owner, from November, 2014 to September, 2015. Mr. Joe has also served as a principal of the Managing Owner since September 25, 2015.

John Zerr (54) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

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

In addition, for the avoidance of doubt, from inception up to November 25, 2016, all commission payments were paid to Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”). Since November 25, 2016, the Fund’s futures clearing broker has been Morgan Stanley & Co. LLC’s (the “Commodity Broker”).  Since November 25, 2016, all payment accruals and commissions have been paid to the Commodity Broker.

For the Year Ended December 31, 2016, the Fund has incurred Management Fees of $6,349,708 of which $5,816,950 had been paid at December 31, 2016. Management Fees of $532,758 were unpaid at December 31, 2016 and are reported as a liability on the Statements of Financial Condition.

For the Year Ended December 31, 2016, the Fund has incurred brokerage commissions of $209,040 of which $204,844 had been paid at December 31, 2016. Brokerage commissions of $4,196 were unpaid at December 31, 2016 and are reported as a liability on the Statements of Financial Condition.

For the Year Ended December 31, 2015, the Fund has incurred Management Fees of $8,897,003 of which $8,168,526 had been paid at December 31, 2015. Management Fees of $728,477 were unpaid at December 31, 2015 and are reported as a liability on the Statements of Financial Condition.

For the Year Ended December 31, 2015, the Fund has incurred brokerage commissions of $367,529 of which $363,715 had been paid at December 31, 2015. Brokerage commissions of $3,814 were unpaid at December 31, 2015 and are reported as a liability on the Statements of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred Management Fees of $5,742,352 of which 5,096,687 had been paid at December 31, 2014. Management Fees of $645,665 were unpaid at December 31, 2014 and are reported as a liability on the Statements of Financial Condition.

For the Year Ended December 31, 2014, the Fund has incurred brokerage commissions of $498,823 of which $493,763 had been paid at December 31, 2014. Brokerage commissions of $5,060 were unpaid at December 31, 2014 and are reported as a liability on the Statements of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2016, by management. No person is known by us to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees	$82,800	$82,800
Audit-Related Fees (1)	—	10,750
Tax Fees (2)	513,069	613,971
All Other Fees	—	—
Total	$595,869	$707,521

(1)	Audit-Related Fees for fiscal year end December 31, 2015 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for fiscal year end December 31, 2016 and fiscal year end December 31, 2015 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 44 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[1]

4.2	Form of Participant Agreement [2]

10.1	Futures and Options Agreement [3]

10.2	Form of Administration Agreement [4]

10.3	Form of Global Custody Agreement [4]

10.4	Form of Transfer Agency and Service Agreement [4]

10.5	Distribution Services Agreement [5]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EXHIBIT NO.	DESCRIPTION

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund—December 31, 2016 and December 31, 2015, (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund—December 31, 2016, (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund—December 31, 2015, (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund—Years Ended December 31, 2016, 2015 and 2014, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund—Year Ended December 31, 2016, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund—Year Ended December 31,2015, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund—Year Ended December 31, 2014, (viii) the Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund—Years Ended December 31, 2016, 2015 and 2014, and (ix) Notes to Financial Statements of PowerShares DB US Dollar Index Bullish Fund.

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

Dated: February 27, 2017