Form 10-Q
period 2017-09-30
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2017-11-09
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of outstanding Shares as of September 30, 2017: 27,000,000 Shares.

i

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $528,351,408 and $846,190,082, respectively)	$528,403,254	$846,158,812
Affiliated Investments, at value (cost $115,045,313 and $3,786,312, respectively)	115,167,039	3,786,312
Receivable for:
Dividends from affiliates	21,794	16,819
Receivable for shares issued	9,667,314	—
Total assets	$653,259,401	$849,961,943
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	339,129	3,514,750
Payable for:
Due to custodian	500	1,000
Management fee	357,559	532,758
Brokerage commissions and fees	4,988	4,196
Total liabilities	702,176	4,052,704
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	967	1,057
Shareholders' equity—Shares	652,556,258	845,908,182
Total shareholders' equity	652,557,225	845,909,239
Total liabilities and equity	$653,259,401	$849,961,943
General Shares outstanding	40	40
Shares outstanding	27,000,000	32,000,000

Net asset value per share	$24.17	$26.43

Market value per share	$24.18	$26.45

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

September 30, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.970% due October 26, 2017	2.45%	$15,990,067	$16,000,000
U.S. Treasury Bills, 1.020% due December 7, 2017	18.66	121,780,806	122,000,000
U.S. Treasury Bills, 1.050% due January 4, 2018 (b)	35.46	231,377,381	232,000,000
U.S. Treasury Bills, 1.115% due March 1, 2018	24.40	159,255,000	160,000,000
Total United States Treasury Obligations (cost $528,351,408)	80.97%	$528,403,254
Affiliated Investments			Shares
Exchange-Traded Fund
Powershares Treasury Collateral Portfolio (cost $80,006,724) (c)(d)	12.28%	$80,128,450	757,000
Money Market Mutual Fund
Premier U.S. Government Money Portfolio - Institutional Class, 0.92% (cost $35,038,589) (e)	5.37%	$35,038,589	35,038,589
Total Affiliated Investments (cost $115,045,313)	17.65%	$115,167,039
Total Investments in Securities (cost $643,396,721)	98.62%	$643,570,293

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $19,946,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)       Non-income producing security.

(e)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2017.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
FNX-ICE Dollar Index	7,026	December- 2017	$652,595,958	$6,255,165	$6,255,165
Total Currency Futures Contracts				$6,255,165	$6,255,165

(d)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.490% due January 19, 2017	4.14%	$34,993,665	$35,000,000
U.S. Treasury Bills, 0.485% due January 26, 2017	26.95	227,940,036	228,000,000
U.S. Treasury Bills, 0.490% due March 2, 2017	21.26	179,862,300	180,000,000
U.S. Treasury Bills, 0.530% due April 6, 2017 (b)	35.53	300,594,252	301,000,000
U.S. Treasury Bills, 0.625% due May 18, 2017	12.15	102,768,559	103,000,000
Total United States Treasury Obligations (cost $846,190,082)	100.03%	$846,158,812
Money Market Mutual Fund			Shares
Premier U.S. Government Money Portfolio - Institutional Class, 0.41%(c)	0.45%	$3,786,312	3,786,312
(cost $3,786,312)
Total Investments in Securities (cost $849,976,394)	100.48%	$849,945,124

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $18,973,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2016.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
FNX-ICE Dollar Index	8,270	March- 2017	$845,905,220	$1,988,810
Total Currency Futures Contracts				$1,988,810

(d)	Unrealized Appreciation (Depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Income
Interest Income	$1,280,104	$534,803	$3,360,161	$1,473,049
Dividends from Affiliates	63,492	16,424	161,203	16,424
Total Income	1,343,596	551,227	3,521,364	1,489,473
Expenses
Management Fee	1,080,901	1,508,040	3,801,680	4,760,069
Brokerage Commissions and Fees	33,593	54,959	106,238	158,925
Interest Expense	2,708	3,477	7,323	10,970
Total Expenses	1,117,202	1,566,476	3,915,241	4,929,964
Less: Waivers	(24,485)	(8,522)	(59,415)	(8,522)
Net Expenses	1,092,717	1,557,954	3,855,826	4,921,442
Net Investment Income (Loss)	250,879	(1,006,727)	(334,462)	(3,431,969)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(41)	7,391	(8,862)	(880)
Currency Futures Contracts	(26,817,172)	13,910,618	(62,455,045)	(18,589,512)
Net Realized Gain (Loss)	(26,817,213)	13,918,009	(62,463,907)	(18,590,392)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	13,598	39,095	83,116	53,306
Affiliated Investments	121,726	—	121,726	—
Currency Futures Contracts	14,125,341	(20,138,735)	4,266,355	(8,758,768)
Net Change in Unrealized Gain (Loss)	14,260,665	(20,099,640)	4,471,197	(8,705,462)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(12,556,548)	(6,181,631)	(57,992,710)	(27,295,854)
Net Income (Loss)	$(12,305,669)	$(7,188,358)	$(58,327,172)	$(30,727,823)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2017	40	$990	21,800,000	$539,603,750	$539,604,740
Purchases of Shares			8,400,000	202,926,916	202,926,916
Redemption of Shares			(3,200,000)	(77,668,762)	(77,668,762)
Net Increase (Decrease) due to Share Transactions			5,200,000	125,258,154	125,258,154
Net Income (Loss)
Net Investment Income (Loss)		—		250,879	250,879
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(44)		(26,817,169)	(26,817,213)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		21		14,260,644	14,260,665
Net Income (Loss)		(23)		(12,305,646)	(12,305,669)
Net Change in Shareholders' Equity	—	(23)	5,200,000	112,952,508	112,952,485
Balance at September 30, 2017	40	$967	27,000,000	$652,556,258	$652,557,225

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

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$1,057	32,000,000	$845,908,182	$845,909,239
Purchases of Shares			14,000,000	348,453,118	348,453,118
Redemption of Shares			(19,000,000)	(483,477,960)	(483,477,960)
Net Increase (Decrease) due to Share Transactions			(5,000,000)	(135,024,842)	(135,024,842)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(334,461)	(334,462)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(96)		(62,463,811)	(62,463,907)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		4,471,190	4,471,197
Net Income (Loss)		(90)		(58,327,082)	(58,327,172)
Net Change in Shareholders' Equity	—	(90)	(5,000,000)	(193,351,924)	(193,352,014)
Balance at September 30, 2017	40	$967	27,000,000	$652,556,258	$652,557,225

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

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$(58,327,172)	$(30,727,823)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,577,744,241)	(2,337,437,564)
Proceeds from securities sold and matured	1,898,934,214	2,715,949,582
Cost of affiliated investments purchased	(820,224,384)	(203,868,238)
Proceeds from affiliated investments sold	708,965,383	164,639,511
Net accretion of discount on United States Treasury Obligations	(3,360,161)	(1,473,049)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	8,862	880
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(204,842)	(53,306)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(3,175,621)	5,164,582
Dividends from affiliates	(4,975)	(11,158)
Management fee	(175,199)	(254,293)
Brokerage commissions and fees	792	880
Net cash provided by (used for) operating activities	144,692,656	311,930,004
Cash flows from financing activities:
Proceeds from purchases of Shares	338,785,804	368,777,500
Redemption of Shares	(483,477,960)	(731,595,884)
Decrease in payable for amount due to custodian, net	(500)	—
Net cash provided by (used for) financing activities	(144,692,656)	(362,818,384)
Net change in cash	—	(50,888,380)
Cash at beginning of period	—	51,943,740
Cash at end of period	$—	$1,055,360
Supplemental disclosure of cash flow information
Cash paid for interest	$7,323	$10,970

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2017

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

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long USD Currency Portfolio Index–Excess ReturnTM (the “Index”), over time. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Long US Dollar Index (USDX®) Futures Index-Excess ReturnTM. The Index, as renamed, is identical to the Index prior to its name change on January 17, 2017. The performance of the Fund also is intended to reflect the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund.

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the "Nine Months Ended September 30, 2017" and the "Nine Months Ended September 30, 2016", respectively). The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

Certain reclassifications have been made to prior year’s financial statements to conform to the current year presentation.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2017 and 2016.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses , if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other nonroutine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2017 and 2016, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker since November 25, 2016 and the Predecessor Commodity Broker (as defined below) for the period prior to November 25, 2016, as applicable were less than $6.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2017 and 2016, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2014.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs at least through June 20, 2018.

The Managing Owner waived fees of $24,485 and $59,415 for the Three and Nine Months Ended September 30, 2017, respectively. The Managing Owner waived fees of $8,522 for the Three and Nine Months Ended September 30, 2016.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the Nine Months Ended September 30, 2017, there were no material transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$528,403,254	$—	$528,403,254
Exchange-Traded Fund	80,128,450	—	—	80,128,450
Money Market Mutual Fund	35,038,589	—		35,038,589
	115,167,039	528,403,254	—	643,570,293
Currency Futures Contracts (a)	6,255,165	—	—	6,255,165
Total Investments	$121,422,204	$528,403,254	$—	$649,825,458

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$846,158,812	$—	$846,158,812
Money Market Mutual Fund	3,786,312	—	—	3,786,312
	3,786,312	846,158,812	—	849,945,124
Currency Futures Contracts (a)	1,988,810	—	—	1,988,810
Total Investments	$5,775,122	$846,158,812	$—	$851,933,934

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$6,255,165	$—	$1,988,810	$—

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2017 and December 31, 2016 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$6,255,165	$(6,594,294)	$(339,129)	$339,129	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2016, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$1,988,810	$(5,503,560)	$(3,514,750)	$3,514,750	$—	$—

(a)	As of September 30, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(26,817,172)	$13,910,618
	Net Change in Unrealized Gain (Loss)	14,125,341	(20,138,735)
Total		$(12,691,831)	$(6,228,117)

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(62,455,045)	$(18,589,512)
	Net Change in Unrealized Gain (Loss)	4,266,355	(8,758,768)
Total		$(58,188,690)	$(27,348,280)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Average Notional Value	$575,781,464	$792,901,625	$678,781,882	$857,795,958

Note 8 – Investments in Affiliates

          The Fund's investment adviser also serves as the adviser for PowerShares Treasury Collateral Portfolio, and therefore,

PowerShares Treasury Collateral Portfolio is considered to be affiliated with the Fund. The following is a summary of the transactions in, and earnings from, investments in PowerShares Treasury Collateral Portfolio for the Three and Nine Months Ended September 30, 2017.

	Value 06/30/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$—	$80,006,724	$—	$121,726	$—	$80,128,450	$—

	Value 12/31/2016	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$—	$80,006,724	$—	$121,726	$—	$80,128,450	$—

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Administrator, which also serves as the Fund’s transfer agent (“Transfer Agent”) to create one or more Baskets. Each Basket consists of a block of 200,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to two business days after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 10 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate. As of September 30, 2017 and December 31, 2016, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$24.75	$24.89	$26.43	$25.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.59)	(0.19)	(2.25)	(0.88)
Net investment income (loss) (a)	0.01	(0.03)	(0.01)	(0.10)
Net income (loss)	(0.58)	(0.22)	(2.26)	(0.98)
Net asset value per Share, end of period	$24.17	$24.67	$24.17	$24.67
Market value per Share, beginning of period (b)	$24.76	$24.85	$26.45	$25.64
Market value per Share, end of period (b)	$24.18	$24.68	$24.18	$24.68

Ratio to average Net Assets (c)
Net investment income (loss)	0.17%	(0.50)%	(0.07)%	(0.54)%
Expenses, after waivers	0.76%	0.77%	0.76%	0.78%
Expenses, prior to waivers	0.78%	0.78%	0.77%	0.78%
Total Return, at net asset value (d)	(2.34)%	(0.88)%	(8.55)%	(3.82)%
Total Return, at market value (d)	(2.34)%	(0.69)%	(8.58)%	(3.74)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency from March 1973 to September 30, 2017 with respect to the Index:

Index Currency	Index Base Weight (%)
Euro	57.60%
Japanese Yen	13.60
British Pound	11.90
Canadian Dollar	9.10
Swedish Krona	4.20
Swiss Franc	3.60
Closing Level at Inception:	100.00%

The Euro was included in the USDX® in 1999 and replaced the following currencies that were originally included in the USDX®: Belgian Franc, Dutch Guilder, German Mark, French Franc and Italian Lira.

Please see http://www.powershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on December 31, 1986.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to certain eligible financial institutions (the “Authorized Participants”). The Fund in turn allocates its net assets to currency futures trading. A significant portion of the Fund's investments is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts. In addition, United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations and cash is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs are paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (the “Baskets”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., Citadel Securities LLC and ABN AMRO Clearing Chicago (USA) LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $144.7 million and $311.9 million for the Nine Months Ended September 30, 2017 and 2016, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the Nine Months Ended September 30, 2017, $1,577.7 million was paid to purchase United States Treasury Obligations and $1,898.9 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2016, $2,337.4 million was paid to purchase United States Treasury Obligations and $2,715.9 million was received from sales and maturing United States Treasury Obligations. $709.0 million was received from sales of affiliated investments and $820.2 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2017. $164.6 million was received from sales of affiliated investments and $203.9 million was paid to purchase affiliated investments during the Nine Months Ended September 30, 2016.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(144.7) million and $(362.8) million during the Nine Months Ended September 30, 2017 and 2016, respectively. This included $338.8 million and $368.8 million from Shares purchased by Authorized Participants and $483.5 million and $731.6 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2017 and 2016, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “Deutsche Bank Long USD Currency Portfolio Index-Excess ReturnTM”) during the Three and Nine Months Ended September 30, 2017 and 2016, respectively. Whenever the Treasury Income, Money Market Income and T-Bill ETF Income earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares of the Fund’s NAV will exceed the Index level at any time.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Performance Summary

This Report covers the three months ended September 30, 2017 and 2016 (hereinafter referred to as the “Three Months Ended September 30, 2017” and the “Three Months Ended September 30, 2016”, respectively) and the nine months ended September 30, 2017 and 2016 (hereinafter referred to as the "Nine Months Ended September 30, 2017" and the "Nine Months Ended September 30, 2016", respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index—Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2017 and 2016” below provides an overview of the changes in the closing levels of the Long Index-TR™ by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index plus the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index-TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Deutsche Bank Long USD Currency Portfolio Index—Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2017 and 2016

	AGGREGATE RETURNS FOR THE LONG INDEX-TR
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2017	2016	2017	2016
DX Contract	(2.17)%	(0.71)%	(8.00)%	(3.24)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Three Months Ended September 30, 2017, the NYSE Arca market value of each Share decreased 2.34% from $24.76 per Share to $24.18 per Share. The Share price low and high for the Three Months Ended September 30, 2017 and related change from the Share price on June 30, 2017 was as follows: Shares traded at a low of $23.70 per Share (-4.28%) on September 8, 2017 and a high of $24.91 per Share (+0.61%) on July 5, 2017.

For the Three Months Ended September 30, 2016 the NYSE Arca market value of each Share decreased 0.69% from $24.85 per Share to $24.68 per Share. The Share price low and high for the Three Months Ended September 30, 2016 and related change from the Share price on June 30, 2016 was as follows: Shares traded at a low of $24.33 per Share (-2.09%) on August 18, 2016 and a high of $25.21 per Share (+1.45%) on July 22, 2016.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2017, the NAV of each Share decreased 2.34% from $24.75 per Share to $24.17 per Share. Falling currency futures contract prices for long DX Contracts during the Three Months Ended September 30, 2017 contributed to a 2.42% decrease in the level of the Index and to a 2.17% decrease in the level of the Long Index-TRTM.

Net income (loss) for the Three Months Ended September 30, 2017 was $(12.3) million, resulting from $1.3 million of income, net realized gain (loss) of $(26.8) million, net change in unrealized gain (loss) of $14.3 million and operating expenses of $1.1 million.

For the Three Months Ended September 30, 2016, the NAV of each Share decreased 0.88% from $24.89 per Share to $24.67 per Share. Failing currency futures contract prices for long DX Contracts during the Three Months Ended September 30, 2016 contributed to a 0.71% decrease in the level of the Long Index-TRTM.

Net income (loss) for the Three Months Ended September 30, 2016 was $(7.2) million, resulting from $0.5 million of income, net realized gain (loss) of $14.0 million, net change in unrealized gain (loss) of $(20.1) million and operating expenses of $1.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Fund Share Price Performance

For the Nine Months Ended September 30, 2017, the NYSE Arca market value of each Share decreased 8.58% from $26.45 per Share to $24.18 per Share. The Share price low and high for the Nine Months Ended September 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $23.70 per Share (-10.40%) on September 8, 2017 and a high of $26.69 per Share (+0.91%) on January 3, 2017.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2017, the NAV of each Share decreased 8.55% from $26.43 per Share to $24.17 per Share. Falling currency futures contracts prices for long DX Contracts during the Nine Months Ended September 30, 2017 contributed to a 8.57% decrease in the level of the Index and to a 8.00% decrease in the level of the Long Index-TRTM.

Net income (loss) for the Nine Months Ended September 30, 2017 was $(58.3) million, resulting from $3.5 million of income, net realized gain (loss) of $(62.4) million, net change in unrealized gain (loss) of $4.5 million and operating expenses of $3.9 million.

For the Nine Months Ended September 30, 2016, the NAV of each Share decreased 3.82% from $25.65 per Share to $24.67 per Share. Falling currency futures contract prices for long DX Contracts during the Nine Months Ended September 30, 2016 contributed to a 3.24% decrease in the level of the Long Index-TRTM.

Net income (loss) for the Nine Months Ended September 30, 2016 was $(30.7) million, resulting from $1.5 million of interest income, net realized gain (loss) of $(18.6) million, net change in unrealized gain (loss) of $(8.7) million and operating expenses of $4.9 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2017.

				For the Nine Months Ended
				September 30, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$652,557,225	0.34%	$5,042,403	38

 The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$845,909,239	0.39%	$7,760,064	37

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire 18 months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2017 to July 31, 2017	1,200,000	$24.67
August 1, 2017 to August 31, 2017	800,000	$24.21
September 1, 2017 to September 30, 2017	1,200,000	$23.91
Total	3,200,000	$24.27

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund – September 30, 2017 and December 31, 2016 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - September 30, 2017 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund - December 31, 2016 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund - For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2017 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Three Months Ended September 30, 2016 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2017 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund - Nine Months Ended September 30, 2016 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund – Nine Months Ended September 30, 2017 and 2016 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bullish Fund—September 30, 2017.

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

Dated: November 7, 2017