Form 10-Q
period 2018-03-31
PowerShares DB US Dollar Index Bullish Fund; PowerShares DB US Dollar Index Trust
filed 2018-05-08
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of outstanding Shares as of March 31, 2018: 21,200,000 Shares.

i

POWERSHARES DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF POWERSHARES DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2018 and December 31, 2017

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
United States Treasury Obligations, at value (cost $403,124,430 and $460,218,432, respectively)	$403,014,990	$460,172,505
Affiliated Investments, at value (cost $97,593,316 and $81,329,032, respectively)	97,586,352	81,011,698
Other investments:
Variation margin receivable- Currency Futures Contracts	518,474	—
Receivable for:
Dividends from affiliates	24,038	22,709
Total assets	$501,143,854	$541,206,912
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$2,774,899
Payable for:
Shares redeemed	—	4,799,246
Due to custodian	—	539,669
Management fees	321,158	361,047
Brokerage commissions and fees	551	4,498
Total liabilities	321,709	8,479,359
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	945	960
Shareholders' equity—Shares	500,821,200	532,726,593
Total shareholders' equity	500,822,145	532,727,553
Total liabilities and equity	$501,143,854	$541,206,912
General Shares outstanding	40	40
Shares outstanding	21,200,000	22,200,000

Net asset value per share	$23.62	$24.00

Market value per share	$23.60	$24.04

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

March 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.695% due May 3, 2018	8.77%	43,938,593	44,000,000
U.S. Treasury Bills, 1.660% due June 7, 2018	15.73	78,760,045	79,000,000
U.S. Treasury Bills, 1.740% due July 5, 2018 (b)	30.21	151,323,167	152,000,000
U.S. Treasury Bills, 1.830% due August 30, 2018	25.76	128,993,185	130,000,000
Total United States Treasury Obligations (cost $403,124,430)	80.47%	$403,014,990
Affiliated Investments			Shares
Exchange-Traded Fund
PowerShares Treasury Collateral Portfolio (cost $80,006,724) (c)	15.98%	$79,999,760	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.52% (cost $17,586,592) (d)	3.51	17,586,592	17,586,592
Total Affiliated Investments (cost $97,593,316)	19.49%	$97,586,352
Total Investments in Securities (cost $500,717,746)	99.96%	$500,601,342

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $19,910,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2018.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	5,575	June- 2018	$500,701,900	$2,298,198	$2,298,198

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2017

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.180% due January 4, 2018	35.10%	$186,988,273	$187,000,000
U.S. Treasury Bills, 1.245% due January 18, 2018	4.50	23,986,840	24,000,000
U.S. Treasury Bills, 1.285% due March 1, 2018 (b)	34.10	181,628,342	182,000,000
U.S. Treasury Bills, 1.450% due June 7, 2018	12.68	67,569,050	68,000,000
Total United States Treasury Obligations (cost $460,218,432)	86.38%	$460,172,505
Affiliated Investments			Shares
Exchange-Traded Fund
PowerShares Treasury Collateral Portfolio (cost $80,006,724) (c)	14.96%	$79,689,390	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.15% (cost $1,322,308) (d)	0.25	1,322,308	1,322,308
Total Affiliated Investments (cost $81,329,032)	15.21%	$81,011,698
Total Investments in Securities (cost $541,547,464)	101.59%	$541,184,203

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $19,958,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2017.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	5,801	March- 2018	$532,682,626	$(7,972,637)	$(7,972,637)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Income
Interest Income	$1,433,284	$928,796
Dividends from Affiliates	69,719	52,776
Total Income	1,503,003	981,572
Expenses
Management Fees	930,364	1,485,862
Brokerage Commissions and Fees	24,802	40,715
Interest Expense	—	2,387
Total Expenses	955,166	1,528,964
Less: Waivers	(25,808)	(19,344)
Net Expenses	929,358	1,509,620
Net Investment Income (Loss)	573,645	(528,048)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(8,909)	(6,578)
Currency Futures Contracts	(18,719,768)	(3,230,803)
Net Realized Gain (Loss)	(18,728,677)	(3,237,381)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(63,513)	(18,558)
Affiliated Investments	310,370	—
Currency Futures Contracts	10,270,835	(12,528,321)
Net Change in Unrealized Gain (Loss)	10,517,692	(12,546,879)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(8,210,985)	(15,784,260)
Net Income (Loss)	$(7,637,340)	$(16,312,308)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$960	22,200,000	$532,726,593	$532,727,553
Purchases of Shares			3,000,000	69,990,564	69,990,564
Redemption of Shares			(4,000,000)	(94,258,632)	(94,258,632)
Net Increase (Decrease) due to Share Transactions			(1,000,000)	(24,268,068)	(24,268,068)
Net Income (Loss)
Net Investment Income (Loss)		1		573,644	573,645
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(37)		(18,728,640)	(18,728,677)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		21		10,517,671	10,517,692
Net Income (Loss)		(15)		(7,637,325)	(7,637,340)
Net Change in Shareholders' Equity	—	(15)	(1,000,000)	(31,905,393)	(31,905,408)
Balance at March 31, 2018	40	$945	21,200,000	$500,821,200	$500,822,145

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

PowerShares DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(7,637,340)	$(16,312,308)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(334,428,381)	(350,511,697)
Proceeds from securities sold and matured	392,943,548	496,974,835
Cost of affiliated investments purchased	(158,713,193)	(202,634,646)
Proceeds from affiliated investments sold	142,448,909	173,324,020
Net accretion of discount on United States Treasury Obligations	(1,430,074)	(928,796)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	8,909	6,578
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(246,857)	18,558
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(3,293,373)	(6,320,158)
Dividends from affiliates	(1,329)	(911)
Management fees	(39,889)	(49,060)
Brokerage commissions and fees	(3,947)	272
Net cash provided by (used for) operating activities	29,606,983	93,566,687
Cash flows from financing activities:
Proceeds from purchases of Shares	69,990,564	103,691,677
Redemption of Shares	(99,057,878)	(197,257,364)
Decrease in payable for amount due to custodian, net	(539,669)	(1,000)
Net cash provided by (used for) financing activities	(29,606,983)	(93,566,687)
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2,387

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2018

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

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and a commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2018 and 2017.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 28, 2018.

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

No distributions were paid for the three months ended March 31, 2018 and 2017.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2018 and 2017, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the three months ended March 31, 2018 and 2017 were less than $6.00 and $6.00, respectively per round-turn trade.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, a commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs indefinitely.

The Managing Owner waived fees of $25,808 and $19,344 for the three months ended March 31, 2018 and 2017, respectively.

The Distributor

Invesco Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, is a commodity trading advisor of the Trust and Fund and is an affiliate of the Managing Owner. The Managing Owner may utilize the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2018 and December 31, 2017.

The Fund deposits cash and United States Treasury Obligations with the Commodity Broker, subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations with the Commodity Broker. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker. The Fund may deposit T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules.

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the currency futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations and T-Bill ETFs, if any, on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to legally enforceable netting arrangements.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the three months ended March 31, 2018 and the year ended December 31, 2017, there were no transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$403,014,990	$—	$403,014,990
Exchange-Traded Fund	79,999,760	—	—	79,999,760
Money Market Mutual Fund	17,586,592	—		17,586,592
Total Investments in Securities	97,586,352	403,014,990	—	500,601,342
Other Investments - Assets (a)
Currency Futures Contracts	2,298,198	—	—	2,298,198
Total Investments	$99,884,550	$403,014,990	$—	$502,899,540

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$460,172,505	$—	$460,172,505
Exchange-Traded Fund	79,689,390	—	—	79,689,390
Money Market Mutual Fund	1,322,308	—		1,322,308
Total Investments in Securities	81,011,698	460,172,505	—	541,184,203
Other Investments - Liabilities (a)
Currency Futures Contracts	(7,972,637)	—	—	(7,972,637)
Total Investments	$73,039,061	$460,172,505	$—	$533,211,566

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2018		December 31, 2017
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$2,298,198	$—	$—	$(7,972,637)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2018 and December 31, 2017 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$2,298,198	$(1,779,724)	$518,474	$—	$—	$518,474

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$5,197,738	$(7,972,637)	$(2,774,899)	$2,774,899	$—	$—

(a)	As of March 31, 2018 and December 31, 2017, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(18,719,768)	$(3,230,803)
	Net Change in Unrealized Gain (Loss)	10,270,835	(12,528,321)
Total		$(8,448,933)	$(15,759,124)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2018	2017
Average Notional Value	$504,784,258	$790,692,411

Note 8 – Investments in Affiliates

          The Fund's investment adviser also serves as the adviser for PowerShares Treasury Collateral Portfolio, and therefore,

PowerShares Treasury Collateral Portfolio is considered to be affiliated with the Fund. The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three months ended  March 31, 2018.

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2018	Dividend Income
PowerShares Treasury Collateral Portfolio	$79,689,390	$—	$—	$310,370	$—	$79,999,760	$—

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

Note 10 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate. The Fund's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended  March 31, 2018 and 2017. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2018	2017
Net Asset Value
Net asset value per Share, beginning of period	$24.00	$26.43
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.41)	(0.49)
Net investment income (loss) (a)	0.03	(0.02)
Net income (loss)	(0.38)	(0.51)
Net asset value per Share, end of period	$23.62	$25.92
Market value per Share, beginning of period (b)	$24.04	$26.45
Market value per Share, end of period (b)	$23.60	$25.95

Ratio to average Net Assets (c)
Net investment income (loss)	0.46%	(0.27)%
Expenses, after waivers	0.75%	0.76%
Expenses, prior to waivers	0.77%	0.77%
Total Return, at net asset value (d)	(1.58)%	(1.93)%
Total Return, at market value (d)	(1.83)%	(1.89)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.

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

Note 12 – Subsequent Event

Effective on or about June 4, 2018, the name of the Fund’s Managing Owner and the name of the Fund will change and will be replaced as follows:

Current Name of Managing Owner	New Name of Managing Owner
Invesco PowerShares Capital Management LLC	Invesco Capital Management LLC
Current Name of Trust	New Name of Trust
PowerShares DB US Dollar Index Trust	Invesco DB US Dollar Index Trust
Current Fund Name	New Fund Name
PowerShares DB US Dollar Index Bullish Fund	Invesco DB US Dollar Index Bullish Fund

The name changes will not result in any change to the Fund’s investment objective or strategy.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Because forward looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of our control. PowerShares DB US Dollar Index Bullish Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Any forward looking statement in this report is based only on information currently available to us and speaks only as of the date on which it is made. Except as expressly required by the Federal securities laws, Invesco PowerShares Capital Management LLC (“Invesco”) undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and a commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

The Fund establishes long positions in certain futures contracts (the “DX Contracts”) with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long USD Currency Portfolio Index–Excess ReturnTM (the “Index”) over time. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Long US Dollar Index (USDX®) Futures Index–Excess ReturnTM. The Index, as renamed, is identical to the Index prior to its name change on January 17, 2017. The performance of the Fund also is intended to reflect the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (“T-Bill ETF Income”) over the expenses of the Fund. The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in ETFs (affiliated or otherwise) that track indexes that measure the performance of T-Bill ETFs. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in ETFs (affiliated or otherwise) that track indexes that measure the performance of T-Bill ETFs. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

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

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Fund’s portfolio. The market price of the Shares may not be identical to the NAV per Share, but these two valuations are expected to be very close.

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

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency from March 1973 to March 31, 2018 with respect to the Index:

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

Market Risk

Trading in futures contracts involves the Fund entering into contractual commitments to sell a particular currency at a specified date and price. The market risk associated with the Fund’s commitments to purchase currencies is limited to the gross or face amount of the contracts held.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to currency futures trading. A significant portion of the NAV is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in currency futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s currency futures change. A portion of the Fund’s United States Treasury Obligations is held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations, money market mutual funds and T-Bill ETFs, if any, and to meet margin requirements as a result of the positions taken in DX Contracts to match the fluctuations of the Index the Fund is seeking to track.

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities, LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P., Interactive Brokers LLC, Jefferies LLC, J.P. Morgan Securities Inc., Knight Capital Americas, LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, Timber Hill LLC, UBS Securities LLC, Virtu Financial Capital Markets, LLC and Virtu Financial BD LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $29.6 million and $93.6 million for the three months ended  March 31, 2018 and 2017, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the three months ended March 31, 2018, $334.4 million was paid to purchase United States Treasury Obligations and $392.9 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2017, $350.5 million was paid to purchase United States Treasury Obligations and $497.0 million was received from sales and maturing United States Treasury Obligations. $142.4 million was received from sales of affiliated investments and $158.7 million was paid to purchase affiliated investments during the three months ended March 31, 2018. $173.3 million was received from sales of affiliated investments and $202.6 million was paid to purchase affiliated investments during the three months ended March 31, 2017. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) Net cash provided by (used for) operating activities by $(0.2) million and $0.0 million during the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(29.6) million and $(93.6) million during the three months ended March 31, 2018 and 2017, respectively. This included $70.0 million and $103.7 million from Shares purchased by Authorized Participants and $99.1 million and $197.3 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2018 and 2017, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “Deutsche Bank Long USD Currency Portfolio Index-Excess ReturnTM”). Whenever the Treasury Income, Money Market Income or T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income or T-Bill ETF Income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2018 and 2017. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the three months ended March 31, 2018 and 2017.” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index plus the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

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

Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
Underlying Index	2018	2017
DX Contract	(1.33)%	(1.75)%

 If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the Long Index–TRTM. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the Long Index-TRTM (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Excess Return Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017

Fund Share Price Performance

For the three months ended March 31, 2018, the NYSE Arca market value of each Share decreased 1.83% from $24.04 per Share to $23.60 per Share. The Share price low and high for the three months ended March 31, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $23.13 per Share (-3.79%) on February 1, 2018 and a high of $24.12 per Share (+0.33%) on January 9, 2018.

For the three months ended March 31, 2017, the NYSE Arca market value of each Share decreased 1.89% from $26.45 per Share to $25.95 per Share. The Share price low and high for the three months ended March 31, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $25.60 per Share (-3.21%) on March 27, 2017 and a high of $26.69 per Share (+0.91%) on January 3, 2017.

Fund Share Net Asset Performance

For the three months ended March 31, 2018, the NAV of each Share decreased 1.58% from $24.00 per Share to $23.62 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended March 31, 2018 contributed to a 1.71% decrease in the level of the Index and to a 1.33% decrease in the level of the Long Index-TRTM.

Net income (loss) for the three months ended March 31, 2018 was $(7.6) million, primarily resulting from $1.5 million of income, net realized gain (loss) of $(18.7) million, net change in unrealized gain (loss) of $10.5 million and operating expenses of $0.9 million.

For the three months ended March 31, 2017, the NAV of each Share decreased 1.93% from $26.43 per Share to $25.92 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended March 31, 2017 contributed to a 1.75% decrease in the level of the Long Index-TRTM.

Net income (loss) for the three months ended March 31, 2017 was $(16.3) million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(3.2) million, net change in unrealized gain (loss) of $(12.6) million and operating expenses of $1.5 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2017.

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

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

Value at Risk (“VaR”), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (one day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of these considerations, as well as the risks and uncertainties intrinsic to all future projections, the following VaR presentation does not constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2018.

				For the Three Months Ended
				March 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$500,822,145	0.31%	$3,645,889	11

 The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB US Dollar Index Bullish Fund	$532,727,553	0.31%	$3,915,077	55

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2018:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2018 to January 31, 2018	2,000,000	$23.71
February 1, 2018 to February 28, 2018	1,200,000	$23.32
March 1, 2018 to March 31, 2018	800,000	$23.57
Total	4,000,000	$23.56

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB US Dollar Index Bullish Fund — March 31, 2018 and December 31, 2017 (Unaudited), (ii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund — March 31, 2018 (Unaudited), (iii) the Schedule of Investments of PowerShares DB US Dollar Index Bullish Fund — December 31, 2017 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2018 and 2017 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2018 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2017 (Unaudited), (vii) the Statements of Cash Flows of PowerShares DB US Dollar Index Bullish Fund — For the Three Months Ended March 31,

2018 and 2017 (Unaudited), and (viii) Notes to Unaudited Financial Statements of PowerShares DB US Dollar Index Bullish Fund — March 31, 2018.

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

Dated: May 8, 2018