Form 10-K
period 2018-12-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2019-02-28
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $509,184,000.

Number of Common Units of Beneficial Interest outstanding as of January 31, 2019: 20,400,000.

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause actual results to differ materially from those expressed by such forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and other factors including, but not limited to, those described in this Report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), and other Securities and Exchange Commission (“SEC”) filings by the Fund that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

ii

PART I

ITEM 1.	BUSINESS

Introduction

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Basket”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Index Description

The Managing Owner pays Deutsche Investment Management Americas Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (“Management Fee”) and are not charged to or reimbursed by the Fund.

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

The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency as of March 1973 with respect to the Index:

Index Currency	Index Base Weight (%)
Euro	57.60%
Japanese Yen	13.60
British Pound	11.90
Canadian Dollar	9.10
Swedish Krona	4.20
Swiss Franc	3.60
Closing Level at Inception	100.00%

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

The use of long positions on DX Contracts in the construction of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index”) causes the Long Index to rise as a result of any downward price movement in the DX Contracts. In turn, this appreciation in the long DX Contracts reflects the fall of the U.S. dollar relative to the underlying basket of Index Currencies which comprise the USDX®.

Since the Base Date, the Index closing level has ranged on a daily basis from as high as 100.58 on January 5, 1987 to as low as 51.94 on April 29, 2011. Past Index levels are not necessarily indicative of future Index levels.

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

DX Contracts are rolled on each Index Roll Day as follows:

•

On each Index Roll Day, 1/3 of the DX Contracts that will expire on the next IMM Date are bought back and positions in the DX Contracts that expire on the IMM Date following the next IMM Date are sold long.

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

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as ETFs and has been managing non-commodity futures based ETFs since 2003 and a commodity futures based ETF since 2014. The Managing Owner serves as the commodity pool operator, and a commodity trading advisor of the Trust and the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of, and approved as a swap firm by, the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515, and its telephone number is (800) 983-0903.

The Fund pays the Managing Owner the Management Fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value (“NAV”) of the Fund.

The Fund may, for margin and/or cash management purposes, invest in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund may incur through such investment is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive indefinitely the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs The Managing Owner may terminate this fee waiver on 60 days notice.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund, except for any expenses resulting from gross negligence or willful misconduct.

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

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. Prior to November 29, 2016, Deutsche Bank Securities Inc. served as the Fund’s clearing broker (the “Predecessor Commodity Broker”).

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker since November 29, 2016 and the Predecessor Commodity Broker for the period prior to November 29, 2016, were less than $6.00, $6.00 and $6.00 per round-turn trade1 for the years ended December 31, 2018, 2017 and, 2016, respectively.

1	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”, “Custodian” and “Transfer Agent”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, Brooklyn, New York, 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System.

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

The Distributor

Invesco Distributors, Inc. is the Fund’s distributor (the “Distributor”). Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

The Distribution Services Agreement is terminable without penalty on sixty days written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the Securities Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted a material fact required to be stated or necessary in order to make the statements therein not misleading under the Securities Act or any other statute or the common law.

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

Index Sponsor

The Managing Owner, on behalf of the Trust and the Fund, has appointed Deutsche Investment Management Americas Inc. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Marketing Agent

The Managing Owner, on behalf of the Trust and the Fund, has appointed Deutsche Investment Management Americas Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices.

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

Regulation

Futures exchanges in the United States are subject to regulation under the Commodity Exchange Act by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges.

The Commodity Exchange Act and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the Commodity Exchange Act or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. The Commodity Exchange Act gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund is not registered with the CFTC in any capacity.

The Commodity Exchange Act requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

The Commodity Exchange Act also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Shareholders are afforded certain rights for reparations under the Commodity Exchange Act. Shareholders may also be able to maintain a private right of action for certain violations of the Commodity Exchange Act. The CFTC has adopted rules implementing the reparation provisions of the Commodity Exchange Act which provide that any person may file a complaint for a reparations award with the CFTC for violation of the Commodity Exchange Act against a floor broker, futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the Commodity Exchange Act, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for derivatives professionals. NFA members are subject to NFA standards relating to fair trade practices, market integrity, and consumer protection. As the self-regulatory body of the derivatives industry, the NFA promulgates rules governing the conduct of derivatives professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers, and swap dealers, among others, and their respective associated persons, as applicable, and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign futures exchanges and markets but permits direct access to such markets from the United States with respect to foreign boards of trade that are registered as such with the CFTC.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www.invesco.com/ETFs. Information in the Managing Owner’s website shall not be deemed to be a part of this Report or incorporated by reference herein unless otherwise expressly stated. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

ITEM 1A.	RISK FACTORS

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K (the "Report") and the Fund’s Prospectus, before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

MARKET RISKS

NAV May Not Always Correspond to Market Price and, as a Result, Baskets May Be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Fund’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the futures contracts and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca (the exchange on which the Shares trade) and ICE Futures U.S. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (Eastern time), liquidity in the markets for the DX Contracts is expected to be reduced whenever the market for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these gaps in market trading hours.

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca.  Trading in Shares may be halted due to market conditions or in light of certain procedures and safeguards under NYSE Arca rules. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. If the Fund were no longer to meet the requirements necessary to maintain the listing of its Shares, the Shares would be delisted. In such a scenario, the Fund would be terminated.

The Lack of an Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than the price you would receive if an active market did exist.

Volatility May Cause the Total Loss of Your Investment.

Futures contracts prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.40%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

In addition, the Fund enters sell orders with the Commodity Broker from time to time, to liquidate DX Contract positions in order to satisfy redemption requests or to pay expenses and liabilities. The Fund is subject to the risk that temporary aberrations or distortions will occur in the market for DX Contracts at the time those orders are executed. The prices received by the Fund from the liquidation of its positions could be adversely affected, which in turn could adversely affect the value of the Shares. Those aberrations or distortions may result from trading activities by other market participants or actions taken by the Commodity Broker, the CFTC, the exchange or other regulatory authorities. If the Fund’s positions are liquidated at inopportune times or in a manner that temporarily distorts the market or otherwise causes a pricing aberration, the value of the Shares may be adversely affected.

The Fund’s Trading of DX Contracts May Adversely Affect the Price that the Fund Pays for DX Contracts.

The prices that the Fund pays for DX Contracts may be adversely affected by the trading of DX Contracts by other market participants. Transactions by other market participants may be based on their awareness of the Fund’s positions in DX Contracts. If other market participants are able to anticipate the timing of the Fund’s DX Contract transactions, for instance, they may be able to execute transactions in advance of the Fund.  If that were to occur, those market participants may receive more favorable pricing for their DX Contract transactions than the Fund does for its own, subsequent DX Contract transactions. If the Fund’s DX Contract positions represent a significant part of the open interest in those DX Contracts, moreover, other market participants may take that fact into account and trade in a manner that adversely affects the prices that the Fund obtains when trading DX Contracts. The Fund may not be able to counteract adverse pricing effects of its own positions and transactions in DX Contracts.

Withdrawal from Participation by Authorized Participants May Affect the Liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Baskets, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Baskets, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between the futures contracts and the Shares, which may also affect the trading market and liquidity of the Shares.

Possible Illiquid Markets May Exacerbate Losses.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currencies or major commodities exports, can also make it difficult to liquidate a position.

Illiquidity may cause losses for the Fund. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so. Any type of disruption or illiquidity will be exacerbated due to the fact that the Fund only invests in the DX Contracts.

The Effect of Market Disruptions and Government Interventions Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The commodity futures markets may be subject to temporary distortions due to various factors, including lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. These interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The financial crisis of 2008-2009 and associated regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) are generally considered to have contributed to less credit being available to financial market participants. This is particularly the case for credit extended by banks and other traditional lending sources. The Fund does not borrow from lenders for the purpose of pursuing its investment objective. Nonetheless, restrictions on the availability of credit may adversely affect investors who borrow to purchase Shares and participants in the markets for financial instruments in which the Fund trades, including futures markets. Limitations on the availability of credit, whether in stressed market conditions or otherwise, may have a material adverse effect on investors and financial market participants, which in turn could affect the Fund’s ability to pursue its investment objective. Among other things, fewer prospective investors may adversely affect the Fund’s asset levels, and fewer financial market participants may reduce liquidity and adversely affect pricing for the financial instruments that the Fund seeks to trade.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out or liquidate positions against which the markets are moving. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The financing available to market participants is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants, including the Fund and its Shareholders.

An Investment in the Shares May Be Adversely Affected by Competition from Other Methods of Investing in Currencies.

The Fund competes with other financial vehicles, including mutual funds, ETFs and other investment companies, other index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to currencies, and direct investments in the underlying currencies or the DX Contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

The NAV Calculation of the Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price Is Not Available on the Date of NAV Calculation.

Calculating the NAV of the Fund includes, in part, any unrealized profits or losses on open DX Contracts. Under normal circumstances, the NAV of the Fund reflects the settlement price of open DX Contracts on the date when the NAV is being calculated. However, if a settlement price for a DX Contract could not be determined for any reason, the Managing Owner may value the DX Contract pursuant to policies the Managing Owner has adopted. In such a situation, there is a risk that the resulting calculation of the Fund’s NAV could be understated or overstated, perhaps to a significant degree.

Exchange Rates on the Index Currencies Could Be Volatile and Could Materially and Adversely Affect the Performance of the Shares.

Foreign exchange rates are influenced by a variety of factors, including the following:

•	national debt levels and trade deficits;
•	domestic and foreign inflation rates; and
•	investors’ expectations concerning inflation rates:
o	domestic and foreign interest rates;
o	currency exchange rates;
o	investment and trading activities from mutual funds, hedge funds and currency funds; and
o	global or regional political, economic or financial events and situations.

Foreign exchange rates on the Index Currencies may also be influenced by changing supply and demand for a particular Index Currency, monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), changes in balances of payments and trade, trade restrictions, currency devaluations and revaluations. Governments may intervene in the currency markets in order to influence currency values directly. Expectations among market participants that a currency’s value soon will change may also affect exchange rates on the Index Currencies, and in turn, both the Index and the DX Contracts. These events and actions are unpredictable. The resulting volatility in the exchange rates on the underlying Index Currencies may materially and adversely affect the market value of the DX Contracts, which would then negatively impact the value of your Shares.

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions require members of the official sector to sell significant amounts of their Index Currency holdings, such an increase in supply may outstrip demand for Index Currencies and depress their prices. Such a decline in prices may materially and adversely affect the market value of the DX Contracts, which would negatively impact the Shares.

FUTURES RISKS

Fluctuations in the Price of Assets Held by the Fund Could Have a Materially Adverse Effect on the Value of an Investment in Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index, over time, through the Fund’s investment in the DX Contracts. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the DX Contracts may fluctuate widely. Several factors may affect the prices of the DX Contracts, including, but not limited to:

•	National debt levels and trade deficits, including changes in balances of payments and trade;
•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Currency exchange rates;
•	Investment and trading activities by other futures market participants;
•	Global or regional political, economic or financial events and situations;
•	Supply and demand changes which influence the foreign exchange rates of various currencies;
•

Monetary policies of central banks (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and re-valuations;

•	Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and
•	Expectations among market participants that a currency’s value soon will change.

Fewer Representative Index Currencies May Result in Greater Index Volatility.

The Index Currencies are the Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. Other currency indexes may contain a larger number of currencies than the Index. Accordingly, increased volatility in a single Index Currency is expected to have a greater impact on the Index’s overall volatility than would likely be the case with increased volatility in a single currency within a more diversified index. Because the Fund tracks the performance of the Index, your investment in the Fund will be exposed to the relatively greater impact on the Index of volatility in a single Index Currency.

Because the DX Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Trading in futures contracts transfers the risk of future price movements from one market participant to another. For every gain in futures trading, there is an equal and offsetting loss.  Accordingly, whether a futures trade is profitable for one party depends on whether the price paid, value received, or cost of delivery under the related futures contract is favorable to that party. The prices of stocks, bonds, and other assets could rise significantly, and the economy as a whole could prosper, while the Fund experiences losses as a result of pursuing its investment objective through trading the DX Contracts.

The Fund May Not Provide a Diversification Benefit to Investments in Other Asset Classes and May Result in Additional Losses to Your Portfolio.

Historically, currency futures returns have tended not to be correlated with the returns of other assets such as stocks and bonds. Currency futures contracts therefore have the potential to help diversify investor portfolios consisting of stocks and bonds, to the extent there is low or negative correlation between currency futures contracts and other assets held in those portfolios. However, the fact that the Index is not inversely correlated with other assets such as stocks and bonds means that, in seeking to replicate the performance of the Index, the Fund will not necessarily be profitable during unfavorable periods for the stock or bond markets. If the Shares perform in a manner that correlates with the stock or bond markets or otherwise do not perform successfully, the Shares may not provide any diversification from losses in those markets. In such a scenario, the Shares may produce no gains to offset losses from investments in stocks, bonds, or related assets and may result in additional investment losses.

OVER-THE-COUNTER TRADING RISKS

Trading Forwards and Swaps May Subject the Fund to Risks that Differ from Risks Associated with Trading Futures Contracts.

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the DX Contracts, the Fund may enter into forwards or swaps referencing the Index Currencies.

A forward contract is an agreement to exchange one currency for another on a future date at a fixed rate agreed upon at the inception of the forward contract. Performance of a forward contract’s terms is not guaranteed by an exchange or clearinghouse; rather, banks and dealers act as principals in these markets. If it enters into forward, therefore, the Fund will be subject to risks of dealing with a counterparty, which differ from the risks involved with trading futures contracts on an exchange (or with trading swaps that are subject to centralized clearing and/or executed on a trading facility).  For instance, there would be a risk that the counterparty would become unable or unwilling to honor its obligations on the forward agreement. Even if it is able to honor its obligations, a counterparty could determine not to perform on the contract because of a dispute over its terms (whether or not bona fide) or for other reasons. These counterparty risks will expose the Fund to potential for losses associated with default, other nonperformance, or delays in liquidating or transferring the forward contract.

Foreign exchange forward contracts that provide for and result in the actual delivery of the subject currencies are not subject to regulation by the CFTC to the same extent as futures and swaps. As a result, the Fund will not benefit from regulatory protections like those that apply to the trading of futures contracts (or to swaps) under CFTC regulations.

In addition, there is currently no limitation on the daily price movements of forward contracts. To the extent that assets are deposited with the counterparty as margin, such assets are not currently required under CFTC regulations or any other regulations to be held in a segregated account for the benefit of the Fund. Consequently, assets deposited by the Fund with a counterparty as margin may be indistinguishable, for insolvency purposes, from assets of such counterparty and therefore may be subject to creditors’ claims in the event of such counterparty’s insolvency, and not available for timely recall by the Fund.

Swap agreements can take the form of either privately negotiated, over-the-counter transactions or standardized, centrally cleared transactions. In each case, swaps involve an agreement in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to the Index Currencies and a particular “notional amount.” A significant factor in the performance of swaps is the change in the value of the underlying currencies, specific interest rates, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by the Fund, the Fund must have sufficient cash available to make such payments as they become due.

Uncleared, over-the-counter swaps present counterparty risks similar to those present with forward contracts. In addition, over-the-counter swaps may be subject to significant “bid-ask” spreads, which can adversely affect the Fund’s ability to enter into swaps in pursuing its investment objective. While market makers and dealers may quote indicative prices or terms for entering into or terminating these contracts, they are not obligated to do so – particularly if they are not a party to the contract in question.  As a result, it may be difficult to obtain reliable pricing for, or otherwise value, an uncleared, over-the-counter swap.

Cleared swaps present similar risks to those of futures contracts, particularly with respect to market, clearance, and settlement risks.  However, the customer protections afforded to customers engaged in trading cleared swaps differ from those afforded to customers that trade futures contracts. Under the CFTC’s cleared swaps customer protection regime, referred to as “LSOC” (legally segregated, operationally commingled), in the event of the failure of a clearing member, a clearinghouse may not use the entire pool of the failed clearing member’s cleared swaps customer collateral to cure a customer default without regard to ownership of the collateral like it may with futures customer collateral.

Under the Dodd-Frank Act, the CFTC has implemented several regulations that are intended to enhance transparency in the swaps markets and to provide protections to swap counterparties (e.g., swap recordkeeping and reporting requirements, mandatory clearing and on-facility trade execution for major swap classes, swap dealer registration and business conduct standards, and margin requirements for uncleared transactions). Although the Fund may benefit from these protections to the extent it enters into swaps, the Fund will nonetheless be exposed to the risk of loss on those transactions. The costs of compliance with regulations governing the swaps markets may also detract from the Fund’s performance, to the extent those costs are passed on by swap counterparties or are otherwise borne by the Fund. It is also possible that the CFTC’s swap regulations may not function as intended and, as a consequence, may fail to protect the Fund from counterparty or other risks associated with its swap trading.

Foreign exchange swap contracts that provide for and result in the actual delivery of the subject currencies, and that provide for and result in the reverse exchange of the same currencies at a later date, are not subject to regulation by the CFTC to the same extent as futures and other swaps. As a result, the Fund will not benefit from regulatory protections like those that apply to the trading of futures contracts (or to other swaps) under CFTC regulations.

INDEX RISKS

The Fund’s Performance May Not Always Replicate the Changes in the Levels of its Index.

Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors. It is possible that the Fund’s performance may not fully replicate the changes in levels of the Index due to disruptions in the markets for the relevant Index Currencies, the DX Contracts, or due to other extraordinary circumstances. The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to the Index Currencies through the DX Contracts.

In addition, the Fund may not be able to replicate the changes in levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by, as applicable, Treasury Income, Money Market Income and T-Bill ETF Income.

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as well as When the Index Is Rising.

The Fund is not actively managed on the basis of judgments relating to economic, financial and market conditions with a view to obtaining positive results under all market conditions. Instead, the Managing Owner seeks to cause the NAV to track the performance of the Index during periods in which the Index is flat or declining as well as when the Index is rising. Therefore, if positions in any one or more of the Index Currencies are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index.

Investors Who Invest Only in the Fund May Not Be Able to Profit if the Market Value of the DX Contracts Moves Against Such Investment.

The NAV of the Fund is expected to rise as a result of any upward price movement in the Fund’s long positions in the DX Contracts.

If the price of the Fund’s long positions in DX Contracts increases, the NAV of the Fund will increase. If the price of the Fund’s long positions in DX Contracts decreases, the NAV of the Fund will decrease. Therefore, the investment experience of investors who plan to invest in the Fund will depend upon the price movements of the Fund’s long positions in its DX Contracts. The Fund may become unprofitable in the future if the price of the DX Contracts moves in an adverse direction.

Certain investors who decide to invest in both the Fund and the Invesco DB US Dollar Bearish Fund ("UDN") may, nevertheless, suffer losses if the investor’s investment mix between the Fund and UDN is biased in one direction and the market price of the DX Contracts moves in an adverse direction. Additionally, investors should not invest in equal amounts in both the Fund and UDN simultaneously. The net effect of such an investment will be the sum of the Treasury Income, the Money Market Income and T-Bill ETF Income, less fees and expenses.

If You Sell Your Shares at a Time When the DX Contracts Are Being Traded at a Discount, You Would Receive an Amount that Would Be Lower than if the DX Contracts Were Trading at a Premium.

The price of DX Contracts responds directly to short-term interest rate differentials. For example, if interest rates in the U.S. are broadly higher than international interest rates, then the DX Contracts will trade at a discount to the spot index. If U.S. rates are lower, then the DX Contracts will trade at a premium to the spot index. This relationship also holds for long-dated futures versus nearby futures. Because interest rates move up and down, DX Contracts may trade at a premium some of the time and at a discount at other times. In turn, if you sell your Shares during a period when the DX Contracts are trading at a discount, you may receive less than you may have received if you sold your shares during a period when the DX Contracts are trading at a premium.

Unusually Long Peak-to-Valley Drawdown Periods with Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

“Peak-to-valley drawdown” represents the cumulative percentage decline in month-end NAV per Share due to losses sustained during any period in which the initial month-end NAV per Share is not equaled or exceeded by a subsequent month-end NAV per Share.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have been unusually long and have lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would experience a continuous drawdown during the period that the Index experiences such a drawdown. The value of your Shares will also decrease during such a period.

REGULATORY RISKS

Position Limits and Other Limitations on Futures Trading May Restrict the Creation of Baskets and the Operation of the Fund.

Position Limits. CFTC and futures exchange rules impose position limits on market participants that trade in certain futures contracts. These position limits prohibit any person from holding a position of more than a specific number of futures contracts.

Generally, position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months or for any other month individually.  Limits are generally applied on an aggregate basis to positions held in accounts that are subject to common ownership or common control. There are exemptions from this general aggregation requirement.

The Index currently is not composed of any Index Currencies subject to position limits imposed by either the CFTC or the rules of ICE Futures U.S. To the extent position limits apply to the Fund, and if the Managing Owner determines that the Fund’s trading may be approaching any of these position limits, the Fund may reduce its trading in the corresponding commodity futures contracts or may trade futures contracts in other commodities that the Managing Owner determines will best position the Fund to pursue its investment objective. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund.

Accountability Levels. Exchanges may establish accountability levels applicable to futures contracts instead of position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective.

Daily Limits. U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding the Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect the Fund’s ability to pursue its investment objective or achieve favorable performance.

If the Fund became subject to position limits, position accountability levels or daily limits in the future, it may not be able to issue new Baskets or reinvest income in additional currency futures contracts to the extent these restrictions limit its ability to establish new futures positions or otherwise transact in futures contracts. Limiting the size of the Fund, or restricting the Fund’s futures trading, under these requirements may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the NAV of the Shares.

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

The Commodity Exchange Act requires a futures commission merchant to segregate all funds received from customers from such futures commission merchant’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker.

The Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from a clearing member’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. In the event of a default of the clearing futures commission merchant’s other clients or the clearing futures commission merchant’s failure to extend its own funds in connection with any such default, a customer may not be able to recover the full amount of assets deposited by the clearing futures commission merchant with the clearing organization on the customer’s behalf. In addition, the protections afforded to cleared swaps customer collateral do not guarantee the full return of such collateral in the event of a futures commission merchant’s bankruptcy.

In the event of a bankruptcy or insolvency of any exchange or a clearing organization, the Fund could experience a loss of the funds deposited through the Commodity Broker as margin with the exchange or clearing organization, a loss of any unrealized profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Failure of a Swap Dealer with which the Fund Trades Swaps May Adversely Affect the Fund.

A swap dealer that is registered with the CFTC is required to segregate from its own assets, and for the sole benefit of its customers, all assets it holds in respect of each swap agreement, including an amount equal to the net unrealized gain on all open cleared swaps. Cleared swaps are marked to market on a daily basis, with variations in value credited or charged to the customer’s account, and any funds received in connection with profits on a swap position belonging to the customer must be treated as the property of the customer and maintained by a swap dealer in a cleared swaps customer account. A swap dealer is also required to deposit its own funds into its cleared swaps customer accounts to the extent necessary to ensure that such accounts do not become under-segregated and that the excess funds of one customer held in the cleared swaps customer account may not be used to meet the margin requirements of another customer.

In the event of a swap dealer’s  insolvency or bankruptcy, the customer funds held in the swap dealer’s cleared swaps customer accounts, assuming such funds were properly segregated, should be insulated as an identifiable separate pool of assets and, as such, should not be available for distribution to the swap dealer’s general creditors. Under these circumstances, each customer with assets on deposit in the swap dealer’s cleared swaps customer account would receive its pro rata share of those assets. As long as the swap dealer is collecting margin payments from its customers, properly segregating such customer margin payments or advancing its own funds in accordance with CFTC regulations, each customer should receive all of its assets from the cleared swaps customer account. To the extent that any such account may be under-margined, however, the deficiency would be shared on a pro rata basis by each customer holding assets in such account. In addition, and with respect to uncleared swaps, the Fund remains subject to credit risk with respect to the amount it expects to receive from its swap counterparties.  In the event of a swap dealer’s insolvency or bankruptcy, therefore, the Fund is subject to the risk that it will only recover a portion of the funds that it had on deposit with the dealer.

Regulatory Changes or Actions May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions and markets, including under the Dodd-Frank Act, is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In particular, the Dodd-Frank Act has expanded the regulation of markets, market participants and financial instruments. The regulatory regime under the Dodd-Frank Act has imposed additional compliance and legal burdens on participants in the markets for futures and other commodity interests. For example, under the Dodd-Frank Act new capital and risk requirements have been imposed on market intermediaries. Those requirements may cause the cost of trading to increase for market participants, like the Fund, that must interact with those intermediaries to carry out their trading activities. These increased costs can detract from the Fund’s performance.

The Fund and the Managing Owner Are Subject to Extensive Legal and Regulatory Requirements.

The Fund is subject to a comprehensive scheme of regulation under the federal commodity futures trading and securities laws, as well as futures market rules and the rules and listing standards for its Shares. The Fund and the Managing Owner could each be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Fund’s financial performance and its ability to pursue its investment objective.

In addition, the Fund is subject to significant disclosure, internal control, governance, and financial reporting requirements because the Shares are publicly traded.

For example, the Fund is responsible for establishing and maintaining internal controls over financial reporting. Under this requirement, the Fund must adopt, implement, and maintain an internal control system designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. The Fund is also required to adopt, implement, and maintain disclosure controls and procedures that are designed to ensure information required to be disclosed by the Fund in reports that it files or submits to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. There is a risk that the Fund’s internal controls over financial reporting and disclosure controls and procedures could fail to work properly or otherwise fail to satisfy SEC requirements. Such a failure could result in the reporting or disclosure of incorrect information or a failure to report information on a timely basis. Such a failure could be to the disadvantage of Shareholders and could expose the Fund to penalties or otherwise adversely affect the Fund’s status under the federal securities laws and SEC regulations.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation and other disclosure matters.

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

TAX RISKS

Shareholders Will Be Subject to Taxation on Their Allocable Share of the Fund’s Taxable Income, Whether or Not They Receive Cash Distributions.

Shareholders will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders may not receive cash distributions equal to their share of the Fund’s taxable income or even the tax liability that results from such income.

Items of Income, Gain, Loss and Deduction with Respect to Shares Could Be Reallocated if the IRS Does Not Accept the Assumptions or Conventions Used by the Fund in Allocating Such Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the United States Internal Revenue Service (the “IRS”) will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended (the “Code”) and/or the Federal Tax Regulations codified under 26 C.F.R., referred to herein as the Treasury Regulations, and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Fund is a partnership, which is not subject to U.S. federal income taxes. Rather, the partnership's taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them.  For tax years beginning on or after January 1, 2018, the Fund is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”).  Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level, and if the IRS determines an adjustment, the default rule is that the Fund would pay an “imputed underpayment” including interest and penalties, if applicable.  The Fund may instead elect to make a “push-out” election, in which case the shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

The Tax Cuts and Jobs Act (the “Tax Act”) Makes Significant Changes to U.S. Federal Income Tax Rules.

The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and would apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. In particular for individuals, the Tax Act establishes for taxable years beginning after December 31, 2017 and before January 1, 2026 a 20% deduction for “qualified publicly traded partnership income” within the meaning of new Section 199A(e)(5) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

Regulated Investment Company Investors Will Be Treated as Owning a Proportionate Share of the Fund’s Assets and Will Take into Account Its Allocable Share of the Fund’s Items of Income, Gain, Loss and Deduction.

The Fund does not believe that it will be classified as a qualified publicly traded partnership within the meaning of Section 851(h) of the Code. Accordingly, a RIC that invests in Shares will be treated as owning a proportionate share of the Fund’s assets and will take into account its allocable share of the Fund’s items of income, gain, loss, and deduction when testing the various compliance requirements specifically applicable to RICs. RIC investors face a risk that future Treasury Regulations will recharacterize foreign currency gains received by them as nonqualifying income and be retroactive in application. A prospective RIC investor is encouraged to consult a tax advisor regarding the treatment of its investment in Shares under the current tax rules.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

OTHER RISKS

An Insolvency Resulting from Another Series in the Trust or the Trust Itself May Have a Material Adverse Effect on the Fund.

This Fund is a series of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of this Fund are separate from the assets and liabilities of the other series of the Trust, as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of the other series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from the other series of the Trust or the Trust itself may have a material adverse effect on the Fund.The material risks associated with the other series have not been included in this Report.

Disruptions in the Ability to Create and Redeem Baskets May Adversely Affect Investors.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Baskets in the ordinary course. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Baskets or, even if possible, may choose not to do so. The inability to purchase and redeem Baskets, or the partial impairment of the ability to purchase and redeem Baskets, could result in Shares trading at a premium or discount to the NAV of the Fund. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

If the Fund were to issue all Shares that have been registered, it would not be able to create new Baskets until it registered additional Shares and those additional Shares became available for sale. An inability to create new Baskets could increase the possibility that the trading price per Share would not track closely the NAV per Share. In addition, the Fund may, in its discretion, suspend the creation of Baskets. Suspension of creations may adversely affect how the Shares are traded and could cause Shares to trade at a premium or discount to the NAV of the Fund, perhaps to a significant degree.

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for the Fund. Consequently, there may be unanticipated problems with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. To the extent that unanticipated operational or trading problems arise, the Managing Owner’s past experience and qualifications may not be suitable for solving those problems.

Historical Performance of the Fund and the Index Is Not Indicative of Future Performance.

Past performance of the Fund or the Index is not necessarily indicative of future results. Therefore, past performance of the Fund or the Index should not be relied upon in deciding whether to buy Shares of the Fund.

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance Is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.05% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

There May Be Circumstances That Could Prevent the Fund from Being Operated in a Manner Consistent with its Investment Objective.

There may be circumstances outside the control of the Managing Owner and/or the Fund that make it, for all practical purposes, impossible to re-position the Fund and/or to process a purchase or redemption order. Examples of such circumstances include: natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as DTC, or any other participant in the purchase process, and similar extraordinary events. While the Managing Owner has established and implemented a disaster recovery plan, circumstances such as those identified above may prevent the Fund from being operated in a manner consistent with its investment objective.

Redemption Orders for Baskets May Be Subject to Postponement, Suspension or Rejection Under Certain Circumstances.

The Managing Owner may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date with respect to Baskets, for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement with the Authorized Participant, or if the fulfillment of the order, in the opinion of the Fund’s counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

Shareholders Do Not Have the Protections Associated with Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

The Fund is not registered as an investment company under the Investment Company Act of 1940, as amended. Consequently, Shareholders do not have the legal and regulatory protections provided to the investors in investment companies that are registered as such.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

The Shares have none of the statutory rights normally associated with the ownership of shares of a corporation. However, under Delaware law, a beneficial owner of a business trust (such as a Shareholder) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners to recover damages from a third party where a managing owner has failed or refused to institute legal action on behalf of himself and all other similarly situated beneficial owners to recover damages from a managing owner for violations of fiduciary duties, or on behalf of a business trust to recover damages from a third party where a managing owner has failed or refused to institute proceedings to recover such damages. The Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions in the discretion of the Managing Owner).

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor and Marketing Agent, and Invesco Distributors. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders. For example, by investing in affiliated money market mutual funds and/or T-Bill ETFs for margin and/or cash management purposes, the Managing Owner may select affiliated money market mutual funds and/or T-Bill ETFs that may pay dividends that are lower than non-affiliated money market mutual funds and/or T-Bill ETFs. In addition, the Managing Owner would have a conflict of interest if it sought to redeem the Fund’s interest in an affiliated money market mutual fund or T-Bill ETF in circumstances when such a redemption would be unfavorable for the affiliated fund. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund and the Shareholders.

The Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Because the Managing Owner and the Distributor are affiliates, the Managing Owner has a disincentive to replace the Distributor. Furthermore, the Managing Owner did not conduct an arm’s length negotiation when it retained Invesco Distributors.

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the operation of the Fund. No counsel has been appointed to represent you in connection with the Fund’s continuous offering of Shares. Accordingly, you should consult your own legal, tax and financial advisers about whether you should invest in the Fund.

The Affiliation of the Managing Owner and Invesco Advisers Presents a Conflict in the Managing Owner’s Oversight of Invesco Advisers.

The Managing Owner and Invesco Advisers are affiliated, which presents a conflict of interest in the manner and degree to which the Managing Owner oversees the delivery of commodity trading advice by Invesco Advisers in respect of the Fund. Invesco Advisers does not currently charge any fee for services provided in respect of the Fund. As a result, the Managing Owner may have an incentive to rely on Invesco Advisers for such services rather than seeking those services from a third party commodity trading advisor, which would charge fees for its services.

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

It is ultimately within the discretion of the Managing Owner whether it will continue to operate and advise the Fund. The Managing Owner may withdraw from the Fund upon 120 days’ prior written notice to all Shareholders and the Trustee, which would cause the Fund to terminate unless a substitute managing owner was obtained. Shareholders owning 50% or more of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. See “Description of the Shares; Certain Material Terms of the Trust Agreement – Termination Events” in the Fund’s Prospectus for a summary of termination events. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund in the manner described in the Fund’s Prospectus are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the issuance of any restraining orders or injunctions, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law may adversely affect the Fund and an investment in the Shares. For example, such actions could result in expenses or damages payable by the Fund, suspension of activities or the termination of the Fund.

The Value of the Shares Will Be Adversely Affected if the Fund Is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense they incur, except for any expenses resulting from gross negligence or willful misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and, consequently, the value of the Shares.

Although the Shares Are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders Will Increase a Shareholder’s Liability.

The Shares are limited liability investments; investors may not lose more than the amount that they invest including any appreciation in their investments. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of the Trust Agreement. In addition, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

•	Shareholders’ actions unrelated to the business of the Fund, or
•	taxes imposed on the Shares by the states or municipalities in which such investors reside.

The Fund May Lose Money on Its Holdings of Money Market Mutual Funds.

The Fund may invest in government money market funds that have chosen to not rely on the ability to impose fees on shareholder redemptions, or liquidity fees, or temporarily to suspend redemption privileges, or gates, if the government money market fund’s weekly liquid assets fall below a certain threshold. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so. As a result, the Fund may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. The Fund cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, the Index Sponsor, the Administrator and the Transfer Agent) or the money market mutual funds and T-Bill ETFs in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Baskets respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Fund and its Shareholders could be negatively impacted as a result.

While the Managing Owner has established business continuity plans and systems reasonably designed to detect and prevent such cyber attacks from being effective, there are inherent limitations in such plans and systems. For instance, it is possible that certain existing risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, the Fund cannot control, or even necessarily influence, the cyber security plans and systems put in place by the Fund’s third party service providers. Since the Fund is dependent upon third party service providers (including the Managing Owner) for substantially all of its operational needs, the Fund is subject to the risk that a cyber attack on a service provider will materially impair its normal operations even if the Fund itself is not subject to such an attack. Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in futures contracts and to the exchanges on which the Fund buys and sells shares of T-Bill ETFs, which could result in disruptions to the Fund’s ability to pursue its investment objective, resulting in financial losses to the Fund and Shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of money market mutual funds and/or T-Bill ETFs. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares have been trading on the NYSE Arca since November 25, 2008 under the symbol “UUP.”

Holders

As of January 31, 2019, the Fund had 98 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2018:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2018 to October 31, 2018	1,200,000	$25.39
November 1, 2018 to November 30, 2018	1,000,000	$25.79
December 1, 2018 to December 31, 2018	1,400,000	$25.72
Total	3,600,000	$25.63
ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2018, 2017, 2016, 2015 and 2014 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Income(a)	$9,643,063	$5,587,295	$2,321,505	$336,658	$272,069
Net investment income (loss)	$5,644,151	$552,896	$(4,226,535)	$(8,953,085)	$(5,969,106)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$33,205,794	$(62,258,637)	$31,827,335	$69,094,297	$99,306,513
Net Income (loss)	$38,849,945	$(61,705,741)	$27,600,800	$60,141,212	$93,337,407
Net Income (loss) per Share	1.76	(2.41)	0.78	1.67	2.46
Return of Capital Distributions per General Share	$(0.28)	$0.02	$—	$—	$—
Return of Capital Distributions per Share	$(0.28)	$0.02	$—	$—	$—
Net increase (decrease) in cash	$4,705,705	$—	$(51,943,740)	$33,835,218	$6,007,585

	As of December 31,
	2018	2017	2016	2015	2014
Total Assets	$516,365,973	$541,206,912	$849,961,943	$1,134,347,107	$1,044,653,342
General Shares NAV	$25.48	$24.00	$26.43	$25.65	$23.98
Shares NAV	$25.48	$24.00	$26.43	$25.65	$23.98

(a)	Income for the year ended December 31, 2014 includes interest expense on overdraft balances. These amounts are included in Interest Expense for the years ended December 31, 2018, 2017, 2016 and 2015.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Income	$1,503,003	$1,987,583	$3,194,710	$2,957,767
Net investment income (loss)	$573,645	$939,113	$2,182,346	$1,949,047
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(8,210,985)	$29,637,685	$3,093,308	$8,685,786
Net Income (loss)	$(7,637,340)	$30,576,798	$5,275,654	$10,634,833
Increase (decrease) in Net Asset Value	$(31,905,408)	$8,526,414	$26,065,686	$(41,061,653)
Net Income (loss) per Share (a)	$(0.38)	$1.35	$0.29	$0.50
Return of Capital Distributions per General Share (a)	$—	$—	$—	$(0.28)
Return of Capital Distributions per Share (a)	$—	$—	$—	$(0.28)

(a)     The amount shown for a share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Income	$981,572	$1,196,196	$1,343,596	$2,065,931
Net investment income (loss)	$(528,048)	$(57,293)	$250,879	$887,358
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(15,784,260)	$(29,651,902)	$(12,556,548)	$(4,265,927)
Net Income (loss)	$(16,312,308)	$(29,709,195)	$(12,305,669)	$(3,378,569)
Increase (decrease) in Net Asset Value	$(109,877,995)	$(196,426,504)	$112,952,485	$(119,829,672)
Net Income (loss) per Share (a)	$(0.51)	$(1.17)	$(0.58)	$(0.15)
Return of Capital Distributions per General Share (a)	$—	$—	$—	$0.02
Return of Capital Distributions per Share (a)	$—	$—	$—	$0.02

(a)     The amount shown for a share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements.  See "Cautionary Statement Concerning Forward-Looking Information" above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and the Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Margin Calls

“Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contract that the trader purchases or sells. Futures contracts are customarily bought and sold on margin that represents a very small percentage (ranging upward from less than 2%) of the purchase price of the underlying commodity being traded. Because of such low margins, price fluctuations occurring in the futures markets may create profits and losses that are greater, in relation to the amount invested, than are customary in other forms of investments. The minimum amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which such contract is traded, and may be modified from time to time by the exchange during the term of the contract. “Variation margin” is assessed daily to reflect changes in the value of the position.

Brokerage firms carrying accounts for traders in futures contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy in order to afford further protection for themselves.

Margin requirements are computed each day by a commodity broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position. With respect to the Managing Owner’s trading, only the Managing Owner, and not the Fund or its Shareholders personally, will be subject to margin calls.

Net Asset Value

NAV means the total assets of the Fund, including, but not limited to, all currency futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. All open currency futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular currency futures contract traded on the applicable primary exchange on the date with respect to which NAV is being determined. Securities for which market quotations are not readily available or became unreliable are valued at fair value as determined in good faith following procedures approved by the Managing Owner. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $66.8 million, $246.1 million and $263.4 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

During the year ended December 31, 2018, $1,054 million was paid to purchase United States Treasury Obligations and $1,112.6 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2017, $1,706.1 million was paid to purchase United States Treasury Obligations and $2,096.9 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2016, $3,297.9 million was paid to purchase United States Treasury Obligations and $3,531.9 million was received from sales and maturing United States Treasury Obligations. $701.0 million was received from sales of affiliated investments and $722.0 million was paid to purchase affiliated investments during the year ended December 31, 2018. $968.0 million was received from sales of affiliated investments and $1,045.6 million was paid to purchase affiliated investments during the year ended December 31, 2017. $580.0 million was received from sales of affiliated investments and $583.8 million was paid to purchase affiliated investments during the year ended December 31, 2016. Unrealized appreciation (depreciation) on United States Treasury Obligations and futures increased (decreased) Net cash provided by (used for) operating activities by $(0.2) million, $0.3 million and $0.1 million, during the years ended December 31, 2018, 2017 and 2016, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $62.1 million, $(246.1) million and $(315.3) million, during the years ended December 31, 2018, 2017 and 2016, respectively. This included $407 million, $392.8 million and $629.6 million, from the sale of Shares to Authorized Participants and $463.0 million, $638.9 million and $944.9 million from Shares redeemed by Authorized Participants during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018 and 2017, distributions paid to shareholders were $5.6 million and $0.5 million, respectively. There were no distributions paid to shareholders during the year ended December 31, 2016.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “Deutsche Bank Long USD Currency Portfolio Index-Excess ReturnTM”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index at that time primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

              NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2018, 2017 and 2016. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Years Ended December 31, 2018, 2017 and 2016” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
Underlying Index	2018	2017	2016
DX Contract	8.28%	(8.34)%	3.91%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the Long Index–TRTM. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the Long Index-TRTM (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, exceeds the

Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Excess Return Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

Fund Share Price Performance

For the year ended December 31, 2018, the NYSE Arca market value of each Share increased 7.09% from $24.04 per Share to $25.47 per Share. The Share price low and high for the year ended December 31, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $23.13 per Share (-3.79%) on February 1, 2018, and a high of $26.07 per Share (+8.45%) on December 14, 2018. On December 31, 2018, the Fund paid a distribution of $0.27586 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund, on a market value basis was 7.09%.

For the year ended December 31, 2017, the NYSE Arca market value of each Share decreased 9.03% from $26.45 per Share to $24.04 per Share. The Share price low and high for the year ended December 31, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $23.70 per Share (-10.40%) on September 8, 2017, and a high of $26.69 per Share (+0.91%) on January 3, 2017. On December 29, 2017, the Fund paid a distribution of $0.02302 for each General Share and Share to holders of record as of December 19, 2017. Therefore, the total return for the Fund, on a market value basis was -9.03%.

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

Fund Share Net Asset Performance

For the year ended December 31, 2018, the NAV of each Share increased 7.31% from $24.00 per Share to $25.48 per Share. Falling currency futures contract prices for long DX Contracts during the year ended December 31, 2018 contributed to an overall 6.18% increase in the level of the Index and an 8.28% increase in the level of the Long Index-TRTM. On December 31, 2018, the Fund paid a distribution of $0.27586 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund on a NAV basis was 7.31%.

Net income (loss) for the year ended December 31, 2018 was $38.8 million, resulting from $9.6 million of income, net realized gain (loss) of $29.6 million, net change in unrealized gain (loss) of $3.6 million and operating expenses of $3.9 million.

For the year ended December 31, 2017, the NAV of each Share decreased 9.11% from $26.43 per Share to $24.00 per Share. Falling currency futures contract prices for long DX Contracts during the year ended December 31, 2017 contributed to an overall 9.20% decrease in the level of the Index and to a 8.34% decrease in the level of the Long Index-TRTM. On December 29, 2017, the Fund paid a distribution of $0.02302 for each General Share and Share to holders of record as of December 19, 2017. Therefore, the total return for the Fund on a NAV basis was -9.11%.

Net income (loss) for the year ended December 31, 2017 was $(61.7) million, resulting from $5.6 million of income, net realized gain (loss) of $(51.9) million, net change in unrealized gain (loss) of $(10.3) million and operating expenses of $5.1 million.

For the year ended December 31, 2016, the NAV of each Share increased 3.04% from $25.65 per Share to $26.43 per Share. Rising currency futures contract prices for long DX contracts during the year ended December 31, 2016 contributed to a 3.91% increase in the level of the Long Index-TR. No distributions were paid to Shareholders during the year ended December 31, 2016. Therefore, the total return for the Fund on a NAV basis was 3.04%.

Net income (loss) for the year ended December 31, 2016 was $27.6 million, resulting from $2.3 million of income, net realized gain (loss) of $39.0 million, net change in unrealized gain (loss) of $(7.1) million and operating expenses of $6.6 million.

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 6 within the financial statements in Item 8 for further information.

Securities for which market quotations are not readily available or became unreliable are valued at fair value as determined in good faith following procedures approved by the Managing Owner.  Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security's fair value.

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker, pursuant to the Commodity Broker Agreement, are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date. The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$494,352,592	0.32%	$3,751,310	42

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$532,727,553	0.31%	$3,915,077	55

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING MARKET RISK EXPOSURES

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

Report of Management on Internal Control

Over Financial Reporting

Management of Invesco Capital Management LLC, as managing owner (the “Managing Owner”) of Invesco DB US Dollar Index Bullish Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Daniel Draper, Principal Executive Officer, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2018.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2018, as stated in their report on page 33 of the Fund’s Annual Report on Form 10-K.

By:	/S/ Daniel Draper
Name:	Daniel Draper
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco DB US Dollar Index Trust and Shareholders of Invesco DB US Dollar Index Bullish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments of Invesco DB US Dollar Index Bullish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2018 and December 31, 2017, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Fund's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on the Fund’s financial statements and on the Fund's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management and directors of the fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2019

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2018 and 2017

	December 31,
	2018	2017
Assets
United States Treasury Obligations, at value (cost $409,385,046 and $460,218,432, respectively)	$409,384,745	$460,172,505
Affiliated Investments, at value (cost $102,405,445 and $81,329,032, respectively)	102,216,801	81,011,698
Other investments:
Variation margin receivable- Currency Futures Contracts	—	—
Cash held by custodian	4,705,705	—
Receivable for:
Dividends from affiliates	58,722	22,709
Total assets	$516,365,973	$541,206,912
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	1,213,618	2,774,899
Payable for:
Shares redeemed	20,470,746	4,799,246
Due to custodian	—	539,669
Management fees	324,363	361,047
Brokerage commissions and fees	4,654	4,498
Total liabilities	22,013,381	8,479,359
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,019	960
Shareholders' equity—Shares	494,351,573	532,726,593
Total shareholders' equity	494,352,592	532,727,553
Total liabilities and equity	$516,365,973	$541,206,912
General Shares outstanding	40	40
Shares outstanding	19,400,000	22,200,000

Net asset value per share	$25.48	$24.00

Market value per share	$25.47	$24.04

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2018

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.175% due January 3, 2019	24.68%	$121,992,392	$122,000,000
U.S. Treasury Bills, 2.370% due February 28, 2019	29.02	143,458,214	144,000,000
U.S. Treasury Bills, 2.465% due April 4, 2019	10.65	52,672,055	53,000,000
U.S. Treasury Bills, 2.430% due May 2, 2019 (b)	18.46	91,262,084	92,000,000
Total United States Treasury Obligations (cost $409,385,046)	82.81%	$409,384,745
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	16.15%	$79,818,080	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.30% (cost $22,398,721) (d)	4.53%	$22,398,721	22,398,721
Total Affiliated Investments (cost $102,405,445)	20.68%	$102,216,801
Total Investments in Securities (cost $511,790,491)	103.49%	$511,601,546

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $10,614,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2018.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	5,164	March- 2019	$494,375,540	$(4,534,517)	$(4,534,517)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2017

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.180% due January 4, 2018	35.10%	$186,988,273	$187,000,000
U.S. Treasury Bills, 1.245% due January 18, 2018	4.50	23,986,840	24,000,000
U.S. Treasury Bills, 1.285% due March 1, 2018 (b)	34.10	181,628,342	182,000,000
U.S. Treasury Bills, 1.450% due June 7, 2018	12.68	67,569,050	68,000,000
Total United States Treasury Obligations (cost $460,218,432)	86.38%	$460,172,505
Affiliated Investments			Shares
Exchange-Traded Fund
PowerShares Treasury Collateral Portfolio (cost $80,006,724) (c)	14.96%	$79,689,390	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.15% (cost $1,322,308) (d)	0.25%	$1,322,308	1,322,308
Total Affiliated Investments (cost $81,329,032)	15.21%	$81,011,698
Total Investments in Securities (cost $541,547,464)	101.59%	$541,184,203

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $19,958,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Income
Interest Income	$7,794,759	$4,793,315	$2,271,490
Dividends from Affiliates	1,848,304	793,980	50,015
Total Income	9,643,063	5,587,295	2,321,505
Expenses
Management Fees	3,972,128	4,976,113	6,349,708
Brokerage Commissions and Fees	120,918	137,810	209,040
Interest Expense	20,856	9,086	14,496
Total Expenses	4,113,902	5,123,009	6,573,244
Less: Waivers	(114,990)	(88,610)	(25,204)
Net Expenses	3,998,912	5,034,399	6,548,040
Net Investment Income (Loss)	5,644,151	552,896	(4,226,535)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(26,350)	(7,094)	3,553
Currency Futures Contracts	29,619,708	(51,958,105)	38,971,461
Net Realized Gain (Loss)	29,593,358	(51,965,199)	38,975,014
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	45,626	(14,657)	(59,876)
Affiliated Investments	128,690	(317,334)	—
Currency Futures Contracts	3,438,120	(9,961,447)	(7,087,803)
Net Change in Unrealized Gain (Loss)	3,612,436	(10,293,438)	(7,147,679)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	33,205,794	(62,258,637)	31,827,335
Net Income (Loss)	$38,849,945	$(61,705,741)	$27,600,800

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2018

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$960	22,200,000	$532,726,593	$532,727,553
Purchases of Shares			16,600,000	406,980,619	406,980,619
Redemption of Shares			(19,400,000)	(478,633,142)	(478,633,142)
Net Increase (Decrease) due to Share Transactions			(2,800,000)	(71,652,523)	(71,652,523)
Return of Capital Distributions	—	(9)	—	(5,572,374)	(5,572,383)
Net Income (Loss)
Net Investment Income (Loss)		9		5,644,142	5,644,151
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		45		29,593,313	29,593,358
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		14		3,612,422	3,612,436
Net Income (Loss)		68		38,849,877	38,849,945
Net Change in Shareholders' Equity	—	59	(2,800,000)	(38,375,020)	(38,374,961)
Balance at December 31, 2018	40	$1,019	19,400,000	$494,351,573	$494,352,592

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2017

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$1,057	32,000,000	$845,908,182	$845,909,239
Purchases of Shares			15,800,000	392,781,258	392,781,258
Redemption of Shares			(25,600,000)	(643,718,534)	(643,718,534)
Net Increase (Decrease) due to Share Transactions			(9,800,000)	(250,937,276)	(250,937,276)
Return of Capital Distributions	—	(1)	—	(538,668)	(538,669)
Net Income (Loss)
Net Investment Income (Loss)		1		552,895	552,896
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(81)		(51,965,118)	(51,965,199)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(16)		(10,293,422)	(10,293,438)
Net Income (Loss)		(96)		(61,705,645)	(61,705,741)
Net Change in Shareholders' Equity	—	(97)	(9,800,000)	(313,181,589)	(313,181,686)
Balance at December 31, 2017	40	$960	22,200,000	$532,726,593	$532,727,553

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$38,849,945	$(61,705,741)	$27,600,800
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,054,042,847)	(1,706,093,799)	(3,297,920,688)
Proceeds from securities sold and matured	1,112,621,356	2,096,851,670	3,531,890,948
Cost of affiliated investments purchased	(722,071,670)	(1,045,572,170)	(583,834,074)
Proceeds from affiliated investments sold	700,995,257	968,029,450	580,047,762
Net accretion of discount on United States Treasury Obligations	(7,771,473)	(4,793,315)	(2,271,490)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	26,350	7,094	(3,553)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(174,316)	331,991	59,876
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(1,561,281)	(739,851)	8,004,212
Dividends from affiliates	(36,013)	(5,890)	(16,819)
Management fees	(36,684)	(171,711)	(195,719)
Brokerage commissions and fees	156	302	382
Net cash provided by (used for) operating activities	66,798,780	246,138,030	263,361,637
Cash flows from financing activities:
Distributions paid to Shareholders	(5,572,383)	(538,669)	—
Proceeds from purchases of Shares	406,980,619	392,781,258	629,567,756
Redemption of Shares	(462,961,642)	(638,919,288)	(944,874,133)
Increase (decrease) in payable for amount due to custodian, net	(539,669)	538,669	1,000
Net cash provided by (used for) financing activities	(62,093,075)	(246,138,030)	(315,305,377)
Net change in cash	4,705,705	—	(51,943,740)
Cash at beginning of period	—	—	51,943,740
Cash at end of period	$4,705,705	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$20,856	$9,086	$14,496

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2018

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Basket”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Annual Report (the “ Annual Report”) covers the years ended December 31, 2018, 2017 and 2016. Past performance of the Fund is not necessarily indicative of future performance.

Note 2 - Summary of Significant Accounting Policies

A.  Basis of Presentation

The financial statements of the Fund have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to shareholders. A distribution for the year ended December 31, 2018 was paid on December 31, 2018 to holders of record as of December 26, 2018 at a rate of $0.27586 for each General Share and Share for a total distribution of $9 to General Shares and $5,572,374 to Shares.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years ended December 31,
	2018	2017	2016
Distributions per General Share	$0.27586	$0.02302	$—
Distributions per Share	$0.27586	$0.02302	$—
Distributions paid to General Shares	$9	$1	$—
Distributions paid to Shares	$5,572,374	$538,668	$—

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2018, 2017 and 2016, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2018, 2017 and the period from November 29, 2016 to December 31, 2016 were less than $6.00, $6.00 and $6.00, respectively per round-turn trade. On average, total charges paid to the Predecessor Commodity Broker for the period from January 1, 2016 to November 29, 2016 were less than $6.00 per round-turn trade.

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

The Managing Owner waived fees of $114,990, $88,610 and $25,204 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Trust on behalf of the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. Prior to November 29, 2016, Deutsche Bank Securities Inc. served as the Fund’s clearing broker (the “Predecessor Commodity Broker”).

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2018 and 2017.

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

The Fund’s remaining cash, United States Treasury Obligations, T-Bill ETFs and money market mutual fund holdings are on deposit with the Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. The Fund incurs interest expense on any overdraft balance with the Custodian. Such balances, if any at period-end, are shown on the Statements of Financial Condition under the payable caption Due to custodian.

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

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$409,384,745	$—	$409,384,745
Exchange-Traded Fund	79,818,080	—	—	79,818,080
Money Market Mutual Fund	22,398,721	—		22,398,721
Total Investments in Securities	102,216,801	409,384,745	—	511,601,546
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,534,517)	—	—	(4,534,517)
Total Investments	$97,682,284	$409,384,745	$—	$507,067,029

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$460,172,505	$—	$460,172,505
Exchange-Traded Fund	79,689,390	—	—	79,689,390
Money Market Mutual Fund	1,322,308	—	—	1,322,308
Total Investments in Securities	81,011,698	460,172,505	—	541,184,203
Other Investments - Liabilities (a)
Currency Futures Contracts	(7,972,637)	—	—	(7,972,637)
Total Investments	$73,039,061	$460,172,505	$—	$533,211,566

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2018		December 31, 2017
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(4,534,517)		$(7,972,637)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2018 and December 31, 2017 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$3,320,899	$(4,534,517)	$(1,213,618)	$1,213,618	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$5,197,738	$(7,972,637)	$(2,774,899)	$2,774,899	$—	$—

(a)	As of December 31, 2018 and December 31, 2017, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017	2016
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$29,619,708	$(51,958,105)	$38,971,461
	Net Change in Unrealized Gain (Loss)	3,438,120	(9,961,447)	(7,087,803)
Total		$33,057,828	$(61,919,552)	$31,883,658

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2018	2017	2016
Average Notional Value	$525,330,594	$659,935,078	$856,900,095

Note 8 – Investments in Affiliates

          The Invesco Treasury Collateral ETF (formerly PowerShares Treasury Collateral Portfolio) is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Treasury Collateral ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million.  Because it is advised by the Managing Owner, the Invesco Treasury Collateral ETF is an affiliate of the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the year ended December 31, 2018.

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2018	Dividend Income
Invesco Treasury Collateral ETF	$79,689,390	$—	$—	$128,690	$—	$79,818,080	$1,348,467

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the year ended December 31, 2017.

	Value 12/31/2016	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$—	$80,006,724	$—	$(317,334)	$—	$79,689,390	$565,358

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2018, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2018	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$24.00	$26.43	$25.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	1.50	(2.43)	0.91
Net investment income (loss) (a)	0.26	0.02	(0.13)
Net income (loss)	1.76	(2.41)	0.78
Less:
Return of capital distributions	(0.28)	(0.02)	—
Net asset value per Share, end of period	$25.48	$24.00	$26.43
Market value per Share, beginning of period (b)	$24.04	$26.45	$25.64
Market value per Share, end of period (b)	$25.47	$24.04	$26.45

Ratio to average Net Assets
Net investment income (loss)	1.07%	0.08%	(0.50)%
Expenses, after waivers	0.76%	0.76%	0.77%
Expenses, prior to waivers	0.78%	0.77%	0.78%
Total Return, at net asset value (c)	7.31%	(9.11)%	3.04%
Total Return, at market value (c)	7.09%	(9.03)%	3.16%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018, the end of the period covered by this Annual Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 32 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2018, as stated in their report on page 33 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2018, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Daniel Draper	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Daniel Draper (50) has been Chief Executive Officer of the Managing Owner since March 24, 2016. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Draper has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew SIF person status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Peter Hubbard (38) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (61) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and also holds the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010, as well. In these capacities, Mr. Warren is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the risk management framework for the business units operating within the Americas division of Invesco Ltd. He obtained a Bachelor’s Degree in Commerce from the University of Toronto as both a CA and CPA, and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Annette Lege (49) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October

2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisors, Inc. on March 22, 2017.

Kelli Gallegos (48) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (42) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (56) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018.  Prior to his current position, Mr. Zerr served as Managing Director and General Counsel for U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (40) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts.  In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University.  He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

Invesco Group Services Inc., which is a wholly owned, indirect subsidiary of Invesco Ltd., has been a principal of the Managing Owner since September 27, 2018 and has periodically been listed with NFA as a principal of other NFA members since May 17, 1990.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco Capital Management LLC. Invesco Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily NAV of the Fund at the end of each month.

In addition, from inception up to November 29, 2016, all commission payments were paid to Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”). Since November 29, 2016, the Fund’s futures clearing broker has been Morgan Stanley & Co. LLC’s (the “Commodity Broker”). Since November 29, 2016, all payment accruals and commissions have been paid to the Commodity Broker.

For the year ended December 31, 2018, the Fund has incurred Management Fees of $3,972,128 of which $3,647,765 had been paid at December 31, 2018. Management Fees of $324,363 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund has incurred brokerage commissions of $120,918 of which $116,264 had been paid at December 31, 2018. Brokerage commissions of $4,654 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2017, the Fund has incurred Management Fees of $4,976,113 of which $4,615,066 had been paid at December 31, 2017. Management Fees of $361,047 were unpaid at December 31, 2017 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2017, the Fund has incurred brokerage commissions of $137,810 of which $133,312 had been paid at December 31, 2017. Brokerage commissions of $4,498 were unpaid at December 31, 2017 and are reported as a liability on the Statements of Financial Condition.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2019, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois 60515	40	100%

Shares	Directors and Officers of Invesco Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2018 and 2017.

	Fiscal Years Ended December 31,
	2018	2017
Audit Fees	$78,660	$86,034
Audit-Related Fees (1)	33,000	—
Tax Fees (2)	336,267	436,376
All Other Fees	—	—
Total	$447,927	$522,410

(1) Audit-Related Fees for the year ended December 31, 2018 include fees billed for reviewing regulatory filings.

(2) Tax Fees for the years ended December 31, 2018 and 2017 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 31 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO..	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[1]

4.1.1	Amendment No. 1 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

10.1	Futures and Options Agreement [5]

10.2	Form of Administration Agreement [6]

10.3	Form of Global Custody Agreement [6]

10.4	Form of Transfer Agency and Service Agreement [6]

10.5	Distribution Services Agreement [7]

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

EXHIBIT NO..	DESCRIPTION

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund—December 31, 2018 and December 31, 2017, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2018, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2017, (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2018, 2017 and 2016, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2018, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2017, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2016, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2018, 2017 and 2016, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bullish Fund.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on January 17, 2007 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 8-K on February 19, 2016 and incorporated herein by reference.
6	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/S/ Daniel Draper
		Name:	Daniel Draper
		Title:	Principal Executive Officer

		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

Dated: February 27, 2019