Form 10-Q
period 2019-03-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2019-05-09
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	UUP	NYSE Arca, Inc.

Indicate the number of outstanding Shares as of March 31, 2019: 14,400,000 Shares.

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2019

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $273,516,261 and $409,385,046, respectively)	$273,523,483	$409,384,745
Affiliated investments, at value (cost $99,409,937 and $102,405,445, respectively)	99,259,143	102,216,801
Other investments:
Variation margin receivable- Currency Futures Contracts	313,308	—
Cash held by custodian	1,860,508	4,705,705
Receivable for:
Dividends from affiliates	41,647	58,722
Total assets	$374,998,089	$516,365,973
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$1,213,618
Payable for:
Shares redeemed	—	20,470,746
Management fees	228,116	324,363
Brokerage commissions and fees	5,017	4,654
Total liabilities	233,133	22,013,381
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,041	1,019
Shareholders' equity—Shares	374,763,915	494,351,573
Total shareholders' equity	374,764,956	494,352,592
Total liabilities and equity	$374,998,089	$516,365,973
General Shares outstanding	40	40
Shares outstanding	14,400,000	19,400,000

Net asset value per share	$26.03	$25.48

Market value per share	$26.03	$25.47

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

March 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.465% due April 4, 2019	14.14%	52,989,593	53,000,000
U.S. Treasury Bills, 2.470% due April 23, 2019	27.71	103,848,463	104,000,000
U.S. Treasury Bills, 2.375% due May 2, 2019 (b)	26.63	99,798,177	100,000,000
U.S. Treasury Bills, 2.470% due July 11, 2019	4.50	16,887,250	17,000,000
Total United States Treasury Obligations (cost $273,516,261)	72.98%	$273,523,483
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	21.31%	79,855,930	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.33% (cost $19,403,213) (d)	5.18	19,403,213	19,403,213
Total Affiliated Investments (cost $99,409,937)	26.49%	$99,259,143
Total Investments in Securities (cost $372,926,198)	99.47%	$372,782,626

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $10,677,530 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	3,868	June- 2019	$374,596,460	$2,511,116	$2,511,116

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.175% due January 3, 2019	24.68%	$121,992,392	$122,000,000
U.S. Treasury Bills, 2.370% due February 28, 2019	29.02	143,458,214	144,000,000
U.S. Treasury Bills, 2.465% due April 4, 2019	10.65	52,672,055	53,000,000
U.S. Treasury Bills, 2.430% due May 2, 2019 (b)	18.46	91,262,084	92,000,000
Total United States Treasury Obligations (cost $409,385,046)	82.81%	$409,384,745
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	16.15%	$79,818,080	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money ETF - Institutional Class, 2.30% (cost $22,398,721) (d)	4.53%	22,398,721	22,398,721
Total Affiliated Investments (cost $102,405,445)	20.68%	$102,216,801
Total Investments in Securities (cost $511,790,491)	103.49%	$511,601,546

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $10,614,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Income
Interest Income	$1,741,043	$1,433,284
Dividends from Affiliates	580,678	69,719
Total Income	2,321,721	1,503,003
Expenses
Management Fees	736,734	930,364
Brokerage Commissions and Fees	21,142	24,802
Interest Expense	3,447	—
Total Expenses	761,323	955,166
Less: Waivers	(26,724)	(25,808)
Net Expenses	734,599	929,358
Net Investment Income (Loss)	1,587,122	573,645
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(18,265)	(8,909)
Currency Futures Contracts	(933,778)	(18,719,768)
Net Realized Gain (Loss)	(952,043)	(18,728,677)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	7,523	(63,513)
Affiliated Investments	37,850	310,370
Currency Futures Contracts	7,045,633	10,270,835
Net Change in Unrealized Gain (Loss)	7,091,006	10,517,692
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	6,138,963	(8,210,985)
Net Income (Loss)	$7,726,085	$(7,637,340)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$1,019	19,400,000	$494,351,573	$494,352,592
Purchases of Shares			600,000	15,332,463	15,332,463
Redemption of Shares			(5,600,000)	(142,646,184)	(142,646,184)
Net Increase (Decrease) due to Share Transactions			(5,000,000)	(127,313,721)	(127,313,721)
Net Income (Loss)
Net Investment Income (Loss)		5		1,587,117	1,587,122
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(3)		(952,040)	(952,043)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		20		7,090,986	7,091,006
Net Income (Loss)		22		7,726,063	7,726,085
Net Change in Shareholders' Equity	—	22	(5,000,000)	(119,587,658)	(119,587,636)
Balance at March 31, 2019	40	$1,041	14,400,000	$374,763,915	$374,764,956

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$7,726,085	$(7,637,340)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(261,986,344)	(334,428,381)
Proceeds from securities sold and matured	399,575,318	392,943,548
Cost of affiliated investments purchased	(296,047,818)	(158,713,193)
Proceeds from affiliated investments sold	299,043,326	142,448,909
Net accretion of discount on United States Treasury Obligations	(1,738,454)	(1,430,074)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	18,265	8,909
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(45,373)	(246,857)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(1,526,926)	(3,293,373)
Dividends from affiliates	17,075	(1,329)
Management fees	(96,247)	(39,889)
Brokerage commissions and fees	363	(3,947)
Net cash provided by (used for) operating activities	144,939,270	29,606,983
Cash flows from financing activities:
Proceeds from purchases of Shares	15,332,463	69,990,564
Redemption of Shares	(163,116,930)	(99,057,878)
Increase (decrease) in payable for amount due to custodian, net	—	(539,669)
Net cash provided by (used for) financing activities	(147,784,467)	(29,606,983)
Net change in cash	(2,845,197)	—
Cash at beginning of period	4,705,705	—
Cash at end of period	$1,860,508	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,447	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2019

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

The Fund establishes long positions in certain futures contracts (the “DX Contracts”), with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Long USD Currency Portfolio Index–Excess Return TM (the “Index”), over time. The Index was renamed effective January 17, 2017. Prior to January 17, 2017, the Index was known as the Deutsche Bank Long US Dollar Index (USDX®) Futures Index-Excess Return TM. The Index, as renamed, is identical to the Index prior to its name change on January 17, 2017. The performance of the Fund also is intended to reflect the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2019 and 2018.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three months ended March 31, 2019 and 2018.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2019 and 2018, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade for the three months ended March 31, 2019 and 2018 respectively.

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

Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $26,724 and $25,808 for the three months ended March 31, 2019 and 2018 respectively.

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

The Commodity Trading Advisor

Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, served as a commodity trading advisor of the Trust and Fund during the periods covered by the Report and is an affiliate of the Managing Owner. The Managing Owner may have utilized the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers receives no compensation for providing this service. As of April 8, 2019, Invesco Advisers no longer serves as a commodity trading advisor of the Fund.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and

trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$273,523,483	$—	$273,523,483
Exchange-Traded Fund	79,855,930	—	—	79,855,930
Money Market Mutual Fund	19,403,213	—		19,403,213
Total Investments in Securities	99,259,143	273,523,483	—	372,782,626
Other Investments - Assets (a)
Currency Futures Contracts	2,511,116	—	—	2,511,116
Total Investments	$101,770,259	$273,523,483	$—	$375,293,742

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$409,384,745	$—	$409,384,745
Exchange-Traded Fund	79,818,080	—	—	79,818,080
Money Market Mutual Fund	22,398,721	—		22,398,721
Total Investments in Securities	102,216,801	409,384,745	—	511,601,546
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,534,517)	—	—	(4,534,517)
Total Investments	$97,682,284	$409,384,745	$—	$507,067,029

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$2,511,116	$—	$—	$(4,534,517)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$2,511,116	$(2,197,808)	$313,308	$—	$—	$313,308

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$3,320,899	$(4,534,517)	$(1,213,618)	$1,213,618	$—	$—

(a)	As of March 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(933,778)	$(18,719,768)
	Net Change in Unrealized Gain (Loss)	7,045,633	10,270,835
Total		$6,111,855	$(8,448,933)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2019	2018
Average Notional Value	$404,710,789	$504,784,258

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three months ended March 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,818,080	$—	$—	$37,850	$—	$79,855,930	$461,186

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market mutual funds) for the three months ended March 31, 2018.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$25.48	$24.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.45	(0.41)
Net investment income (loss) (a)	0.10	0.03
Net income (loss)	0.55	(0.38)
Net asset value per Share, end of period	$26.03	$23.62
Market value per Share, beginning of period (b)	$25.47	$24.04
Market value per Share, end of period (b)	$26.03	$23.60

Ratio to average Net Assets (c)
Net investment income (loss)	1.62%	0.46%
Expenses, after waivers	0.75%	0.75%
Expenses, prior to waivers	0.78%	0.77%
Total Return, at net asset value (d)	2.16%	(1.58)%
Total Return, at market value (d)	2.20%	(1.83)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results, Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause the actual results to differ materially from those expressed by such forward-looking statements.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Investment Management Americas Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Investment Management Americas Inc. (collectively, “Deutsche Bank”). The

Deutsche Bank Long USD Currency Portfolio Index—Excess Return TM (the “Index”) is the exclusive property of Deutsche Investment

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

The Index Sponsor may from time-to-time subcontract the provision of the calculation and other services described below to one or more third parties. The Index is composed of notional amounts of each Index Currency. The notional amounts of the Index Currencies included in the Index reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. Dollar relative to March 1973. March 1973 was chosen as the base period of the Index because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other. The following table reflects the index base weights (the “Index Base Weights”) of each Index Currency from March 1973 to March 31, 2019 with respect to the Index:

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

The Fund’s currency futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding the Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect the Fund’s ability to pursue its investment objective.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Investment Management Americas Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $145.0 million and $29.6 million for the three months ended March 31, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only.

During the three months ended March 31, 2019, $262.0 million was paid to purchase United States Treasury Obligations and $399.6 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2018, $334.4 million was paid to purchase United States Treasury Obligations and $392.9 million was received from sales and maturing United States Treasury Obligations. $299.0 million was received from sales of affiliated investments and $296.1 million was paid to purchase affiliated investments during the three months ended March 31, 2019. $142.4 million was received from sales of affiliated investments and $158.7 million was paid to purchase affiliated investments during the three months ended March 31, 2018. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) Net cash provided by (used for) operating activities by $(0.0) million and $(0.2) million during the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(147.8) million and $(29.6) million during the three months ended March 31, 2019 and 2018, respectively. This included $15.3 million and $70.0 million from Shares purchased by Authorized Participants and $163.1 million and $99.1 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2019 and 2018, respectively. Payable for amount due to the Custodian increased (decrease) by $(0.0) million and $(0.5) million during the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the three months ended March 31, 2019 and 2018.” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

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

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
Underlying Index	2019	2018
DX Contract	2.32%	(1.33)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

For the three months ended March 31, 2019, the NYSE Arca market value of each Share increased 2.20% from $25.47 per Share to $26.03 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $25.22 per Share (-0.98%) on January 1, 2019, and a high of $26.07 per Share (+2.36%) on March 7, 2019.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the NAV of each Share increased 2.16% from $25.48 per Share to $26.03 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended March 31, 2019 contributed to a 1.72% increase in the level of the Index and to a 2.32% increase in the level of the Long Index-TRTM.

Net income (loss) for the three months ended March 31, 2019 was $7.7 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $(0.9) million, net change in unrealized gain (loss) of $7.1 million and operating expenses of $.07 million.

For the three months ended March 31, 2018, the NAV of each Share decreased 1.58% from $24.00 per Share to $23.62 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended March 31, 2018 contributed to a 1.71% decreased in the level of the Index and to a 1.33% decreased in the level of the Long Index-TRTM.

Net income (loss) for the three months ended March 31, 2018 was $(7.6) million, primarily resulting from $1.5 million of income, net realized gain (loss) of $(18.7) million, net change in unrealized gain (loss) of $10.5 million and operating expenses of $0.9 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2018

Off-Balance Sheet Arrangements and Contractual Obligations

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2019.

				For the Three Months Ended
				March 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$374,764,956	0.30%	$2,643,678	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$494,352,592	0.32%	$3,751,310	42

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2019 to January 31, 2019	4,600,000	$25.41
February 1, 2019 to February 28, 2019	800,000	$25.69
March 1, 2019 to March 31, 2019	200,000	$26.07
Total	5,600,000	$25.47

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — March 31, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — March 31, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31,2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2019 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —March 31, 2019.

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

Dated: May 8, 2019