Form 10-Q
period 2020-03-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2020-05-08
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of outstanding Shares as of March 31, 2020: 36,400,000

i

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2020

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $111,854,322 and $123,597,579, respectively)	$111,993,384	$123,646,647
Affiliated investments, at value (cost $844,801,306 and $105,742,951, respectively)	845,180,412	105,630,007
Other investments:
Cash held by custodian	—	10,505,074
Receivable for:
Dividends from affiliates	248,356	28,419
Fund shares sold	21,465,298	—
Total assets	$978,887,450	$239,810,147
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$1,939,802	$829,573
Payable for:
Shares Redeemed	—	10,505,574
Management fees	275,897	153,782
Brokerage commissions and fees	77	4,001
Total liabilities	2,215,776	11,492,930
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,073	1,038
Shareholders' equity—Shares	976,670,601	228,316,179
Total shareholders' equity	976,671,674	228,317,217
Total liabilities and equity	$978,887,450	$239,810,147

General Shares outstanding	40	40
Shares outstanding	36,400,000	8,800,000

Net asset value per share	$26.83	$25.95

Market value per share	$26.83	$25.98

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

March 31, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due April 2, 2020	5.73%	56,000,015	56,000,000
U.S. Treasury Bills, 1.505% due May 28, 2020 (b)	4.20	40,995,780	41,000,000
U.S. Treasury Bills, 0.050% due June 11, 2020 (b)	1.54	14,997,589	15,000,000
Total United States Treasury Obligations (cost $111,854,322)	11.47%	$111,993,384
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	8.23%	80,385,830	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 0.54% (cost 764,794,582) (d)	78.30	764,794,582	764,794,582
Total Affiliated Investments (cost $844,801,306)	86.53%	$845,180,412
Total Investments in Securities (cost $956,655,628)	98.00%	$957,173,796

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $34,995,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.

(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2020.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	9,855	June- 2020	$976,551,660	$(7,570,162)	$(7,570,162)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	14.87%	$33,950,912	$34,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020 (b)	14.85	33,910,899	34,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	24.44	55,784,836	56,000,000
Total United States Treasury Obligations (cost $123,597,579)	54.16%	$123,646,647
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	34.99%	$79,893,780	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.47% (cost $25,736,227) (d)	11.27%	25,736,227	25,736,227
Total Affiliated Investments (cost $105,742,951)	46.26%	$105,630,007
Total Investments in Securities (cost $229,340,530)	100.42%	$229,276,654

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $8,068,540 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Income
Interest Income	$524,512	$1,741,043
Dividends from Affiliates	712,232	580,678
Total Income	1,236,744	2,321,721
Expenses
Management Fees	653,707	736,734
Brokerage Commissions and Fees	34,548	21,142
Interest Expense	1,431	3,447
Total Expenses	689,686	761,323
Less: Waivers	(80,905)	(26,724)
Net Expenses	608,781	734,599
Net Investment Income (Loss)	627,963	1,587,122
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(18,265)
Currency Futures Contracts	3,647,504	(933,778)
Net Realized Gain (Loss)	3,647,504	(952,043)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	89,994	7,523
Affiliated Investments	492,050	37,850
Currency Futures Contracts	(5,754,839)	7,045,633
Net Change in Unrealized Gain (Loss)	(5,172,795)	7,091,006
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(1,525,291)	6,138,963
Net Income (Loss)	$(897,328)	$7,726,085

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$1,038	8,800,000	$228,316,179	$228,317,217
Purchases of Shares			32,800,000	891,069,735	891,069,735
Redemption of Shares			(5,200,000)	(141,817,950)	(141,817,950)
Net Increase (Decrease) due to Share Transactions			27,600,000	749,251,785	749,251,785
Net Income (Loss)
Net Investment Income (Loss)		(25)		627,988	627,963
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(142)		3,647,646	3,647,504
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		202		(5,172,997)	(5,172,795)
Net Income (Loss)		35		(897,363)	(897,328)
Net Change in Shareholders' Equity	—	35	27,600,000	748,354,422	748,354,457
Balance at March 31, 2020	40	$1,073	36,400,000	$976,670,601	$976,671,674

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(897,328)	$7,726,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(55,733,051)	(261,986,344)
Proceeds from securities sold and matured	68,000,000	399,575,318
Cost of affiliated investments purchased	(878,991,288)	(296,047,818)
Proceeds from affiliated investments sold	139,932,933	299,043,326
Net accretion of discount on United States Treasury Obligations	(523,692)	(1,738,454)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	18,265
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(582,044)	(45,373)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	1,110,229	(1,526,926)
Dividends from affiliates	(219,937)	17,075
Management fees	122,115	(96,247)
Brokerage commissions and fees	(3,924)	363
Net cash provided by (used in) operating activities	(727,785,987)	144,939,270
Cash flows from financing activities:
Proceeds from purchases of Shares	869,604,437	15,332,463
Redemption of Shares	(152,323,524)	(163,116,930)
Net cash provided by (used in) financing activities	717,280,913	(147,784,467)
Net change in cash	(10,505,074)	(2,845,197)
Cash at beginning of period	10,505,074	4,705,705
Cash at end of period	$—	$1,860,508
Supplemental disclosure of cash flow information
Cash paid for interest	$1,431	$3,447

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2020

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

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. DX Contracts are traded through the currency markets of ICE Futures U.S. (formerly known as the New York Board of Trade®), under the symbol “DX.” The Index reflects the changes in market value over time, whether positive or negative, of the DX Contracts which expire during the months of March, June, September and December. The Fund seeks to track the Index by establishing long positions in DX Contracts. DX Contracts are linked to the six underlying currencies (the “Index Currencies”) of the ICE U.S. Dollar Index (USDX®) (the “USDX®”). The Index Currencies are the Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2020 and 2019.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three months ended March 31, 2020 and 2019.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2020 and 2019, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $6.00 and $6.00 per round-turn trade during the three months ended March 31, 2020 and 2019, respectively.

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

The Managing Owner waived fees of $80,905 and $26,724 for the three months ended March 31, 2020 and 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$111,993,384	$—	$111,993,384
Exchange-Traded Fund	80,385,830	—	—	80,385,830
Money Market Mutual Fund	764,794,582	—		764,794,582
Total Investments in Securities	845,180,412	111,993,384	—	957,173,796
Other Investments - Liabilities (a)
Currency Futures Contracts	(7,570,162)	—	—	(7,570,162)
Total Investments	$837,610,250	$111,993,384	$—	$949,603,634

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$123,646,647	$—	$123,646,647
Exchange-Traded Fund	79,893,780	—	—	79,893,780
Money Market Mutual Fund	25,736,227	—		25,736,227
Total Investments in Securities	105,630,007	123,646,647	—	229,276,654
Other Investments - Liabilities (a)
Currency Futures Contracts	(1,815,323)	—	—	(1,815,323)
Total Investments	$103,814,684	$123,646,647	$—	$227,461,331

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(7,570,162)	$—	$(1,815,323)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2020 and December 31, 2019 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2020, net by contract:

	Financial Derivative Assets (a)	Financial Derivative Liabilities (a)		Collateral (Received)/Pledged (b)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$5,630,360	$(7,570,162)	$(1,939,802)	$1,939,802	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2019, net by contract:

	Financial Derivative Assets (a)	Financial Derivative Liabilities (a)		Collateral (Received)/Pledged (b)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$985,750	$(1,815,323)	$(829,573)	$829,573	$—	$—

(a)	Includes cumulative margin movements. The daily variation margin receivable (payable) for currency futures contracts at period-end is recorded in the Statements of Financial Condition.
(b)	As of March 31, 2020 and December 31, 2019, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$3,647,504	$(933,778)
	Net Change in Unrealized Gain (Loss)	(5,754,839)	7,045,633
Total		$(2,107,335)	$6,111,855

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2020	2019
Average Notional Value	$439,907,766	$404,710,789

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three months ended March 31, 2020 and 2019.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$—	$492,050	$—	$80,385,830	$332,997

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,818,080	$—	$—	$37,850	$—	$79,855,930	$461,186

Note 9 - Share Purchases and Redemptions

(a)	Purchases

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$25.95	$25.48
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	0.83	0.45
Net investment income (loss) (a)	0.05	0.10
Net income (loss)	0.88	0.55
Net asset value per Share, end of period	$26.83	$26.03
Market value per Share, beginning of period (b)	$25.98	$25.47
Market value per Share, end of period (b)	$26.83	$26.03

Ratio to average Net Assets (c)
Net investment income (loss)	0.72%	1.62%
Expenses, after waivers	0.70%	0.75%
Expenses, prior to waivers	0.79%	0.78%
Total Return, at net asset value (d)	3.39%	2.16%
Total Return, at market value (d)	3.27%	2.20%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.

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

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. The Index reflects the changes in market value over time, whether positive or negative, of the DX Contracts which expire during the months of March, June, September and December. The Fund seeks to track the Index by establishing long positions in DX Contracts. DX Contracts are linked to the six underlying currencies (the “Index Currencies”) of the ICE U.S. Dollar Index (USDX®) (the “USDX®”). The Index Currencies are the Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc.  The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Creation Units”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”)

.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(727.8) million and $145.0 million for the three months ended March 31, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2020, $55.7 million was paid to purchase United States Treasury Obligations and $68.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2019, $262.0 million was paid to purchase United States Treasury Obligations and $399.6 million was received from sales and maturing United States Treasury Obligations. $139.9 million was received from sales of affiliated investments and $879.0 million was paid to purchase affiliated investments during the three months ended March 31, 2020. $299.0 million was received from sales of affiliated investments and $296.1 million was paid to purchase affiliated investments during the three months ended March 31, 2019.

Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) Net cash provided by (used in) operating activities by $(0.6) million and $(0.0) million during the three months ended March 31, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $717.3 million and $(147.8) million during the three months ended March 31, 2020 and 2019, respectively. This included $869.6 million and $15.3 million from Shares purchased by Authorized Participants and $152.3 million and $163.1 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2020 and 2019, respectively. There were no amounts due to the Custodian for the three months ended March 31, 2020 and 2019.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2020 and 2019.” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™, consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
Underlying Index	2020	2019
DX Contract	3.35%	2.32%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Fund Share Price Performance

For the three months ended March 31, 2020, the NYSE Arca market value of each Share increased from $25.98 per Share to $26.83 per Share. The Share price low and high for the three months ended March 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $25.71 per Share (-1.02%) on March 9, 2020, and a high of $28.10 per Share (+8.16%) on March 19, 2020. The total return for the Fund, on a market value basis, was +3.27%.

For the three months ended March 31, 2019, the NYSE Arca market value of each Share increased from $25.47 per Share to $26.03 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $25.22 per Share (-0.98%) on January 1, 2019, and a high of $26.07 per Share (+2.36%) on March 7, 2019. The total return for the Fund, on a market value basis, was +2.20%.

Fund Share Net Asset Performance

For the three months ended March 31, 2020, the NAV of each Share increased from $25.95 per Share to $26.83 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended March 31, 2020 contributed to a 3.06% increase in the level of the Index and to a 3.35% increase in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was +3.39%.

Net income (loss) for the three months ended March 31, 2020 was $(0.9) million, primarily resulting from $1.2 million of income, net realized gain (loss) of $3.6 million, net change in unrealized gain (loss) of $(5.2) million and operating expenses of $0.7 million.

For the three months ended March 31, 2019, the NAV of each Share increased from $25.48 per Share to $26.03 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended March 31, 2019 contributed to a 1.72% increase in the level of the Index and to a 2.32% increase in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was +2.16%.

Net income (loss) for the three months ended March 31, 2019 was $7.7 million, primarily resulting from $2.3 million of income, net realized gain (loss) of $(0.9) million, net change in unrealized gain (loss) of $7.1 million and operating expenses of $0.7 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2019.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2020.

				For the Three Months Ended
				March 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$976,671,674	0.34%	$7,480,518	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$228,317,217	0.24%	$1,291,846	40

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

As of the date of this Report, there has been an outbreak of a novel and highly contagious form of coronavirus, COVID-19, which has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in numerous deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Partner’s personnel is working remotely and travel is restricted. Although the Managing Partner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

This outbreak of COVID-19, or any future epidemic or pandemic similar to COVID-19, SARS, H1N1/09 flu or MERS, could have a significant adverse impact on the Fund and its investments, could adversely affect the Fund’s ability to fulfill its investment objectives, and could result in significant losses to the Fund. The extent of the impact of any outbreak on the performance of the Fund and its investments depend on many factors, including the duration and scope of such outbreak, the development and distribution of treatments and vaccines for viruses such as COVID-19, the extent of its disruption to important global, regional and local supply chains and economic markets, and the impact of such outbreak on overall supply and demand, investor liquidity, consumer confidence and levels of economic activity, all of which are highly uncertain and cannot be predicted.

Margin Requirements and Risk Limits for Futures Contracts may Limit the Fund’s Ability to Achieve Sufficient Exposure and Prevent the Fund from Achieving its Investment Objective.

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

An FCM may compute margin requirements multiple times per day and must do so at least once per day. When the Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or initial margin, they involve a high degree of leverage. A Fund with open positions is subject to maintenance or variation margin on its open positions. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the FCM. If the margin call is not met within a reasonable time, the FCM may close out the Fund’s position, which may result in reduced returns to the Fund’s investors or impair the Fund from achieving its investment objective.  If the Fund has insufficient cash to meet daily variation margin requirements, it may need to sell assets at a time when doing so is disadvantageous. Futures markets are highly volatile in general, and may become more volatile during periods of market or economic volatility, and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV.

In addition, an FCM may impose margin requirements in addition to those imposed by the clearinghouse. Margin requirements are subject to change on any given day, and may be raised in the future on a single day or on multiple or successive days by either or both of the clearinghouse and the FCM. High margin requirements could prevent the Fund from obtaining sufficient exposure to futures contracts and may adversely affect the Fund’s ability to achieve its investment objective. An FCM’s failure to return required margin to the Fund on a timely basis may cause the Fund to delay redemption settlement dates or restrict, postpone, or limit the right of redemption.

Futures contracts are subject to liquidity risk. An FCM may impose risk limits on the Fund, which restrict the amount of exposure to futures contracts that the Fund can obtain through the FCM. If the risk limits imposed by an FCM do not provide sufficient exposure, the Fund may not be able to achieve its investment objective.

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

Additionally, natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics, have been and may be highly disruptive to economies and markets, adversely impacting individual companies, sectors, industries, markets, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. Given the increasing interdependence among global economies and markets, conditions in one country, market, or region are increasingly likely to adversely affect markets, issuers, and/or foreign exchange rates in other countries, including the U.S. Any such events could have a significant adverse impact on the value of the Fund’s investments and could result in increased premiums or discounts to the Fund’s NAV. Additionally, the Fund rebalances its portfolio in accordance with the Index, and, therefore, any changes to the Index’s rebalance schedule will result in corresponding changes to the Fund’s rebalance schedule.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2020 to January 31, 2020	200,000	$26.44
February 1, 2020 to February 29, 2020	-	$-
March 1, 2020 to March 31, 2020	5,000,000	$27.31
Total	5,200,000	$27.27

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — March 31, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — March 31, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2019 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2020 and 2019 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —March 31, 2020.

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

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

The cover page of the Fund’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2020		By:	/S/ Daniel Draper
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: May 7, 2020		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools