Form 10-Q
period 2020-06-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2020-08-07
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of outstanding Shares as of June 30, 2020: 17,600,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $172,977,077 and $123,597,579, respectively)	172,971,933	$123,646,647
Affiliated investments, at value (cost $296,115,320 and $105,742,951, respectively)	296,199,196	105,630,007
Other investments:
Cash held by custodian	477,283	10,505,074
Receivable for:
Dividends from affiliates	20,871	28,419
Fund shares sold	1,437	—
Total assets	$469,670,720	$239,810,147
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$731,861	$829,573
Payable for:
Shares redeemed	5,265,262	10,505,574
Management fees	325,497	153,782
Brokerage commissions and fees	4,026	4,001
Total liabilities	6,326,646	11,492,930
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,053	1,038
Shareholders' equity—Shares	463,343,021	228,316,179
Total shareholders' equity	463,344,074	228,317,217
Total liabilities and equity	$469,670,720	$239,810,147

General Shares outstanding	40	40
Shares outstanding	17,600,000	8,800,000

Net asset value per share	$26.33	$25.95

Market value per share	$26.33	$25.98

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

June 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.130% due August 13, 2020	32.37%	149,977,603	150,000,000
U.S. Treasury Bills, 0.170% due September 10, 2020 (b)	4.96	22,994,330	23,000,000
Total United States Treasury Obligations (cost $172,977,077)	37.33%	$172,971,933
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	17.29%	80,090,600	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 0.08% (cost 216,108,596) (c)(d)	46.64	216,108,596	216,108,596
Total Affiliated Investments (cost $296,115,320)	63.93%	$296,199,196
Total Investments in Securities (cost $469,092,397)	101.26%	$469,171,129

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $22,993,100 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2020.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	4,760	September- 2020	$463,381,240	$4,091,597	$4,091,597

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	14.87%	$33,950,912	$34,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020 (b)	14.85	33,910,899	34,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	24.44	55,784,836	56,000,000
Total United States Treasury Obligations (cost $123,597,579)	54.16%	$123,646,647
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	34.99%	$79,893,780	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $25,736,227) (c)(d)	11.27%	25,736,227	25,736,227
Total Affiliated Investments (cost $105,742,951)	46.26%	$105,630,007
Total Investments in Securities (cost $229,340,530)	100.42%	$229,276,654

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $8,068,540 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	2,377	March- 2020	$228,329,866	$(1,815,323)	$(1,815,323)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$187,196	$1,651,133	$711,708	$3,392,176
Dividends from Affiliates	457,439	606,527	1,169,671	1,187,205
Total Income	644,635	2,257,660	1,881,379	4,579,381
Expenses
Management Fees	1,556,146	704,778	2,209,853	1,441,512
Brokerage Commissions and Fees	52,683	19,234	87,231	40,376
Interest Expense	2,879	3,058	4,310	6,505
Total Expenses	1,611,708	727,070	2,301,394	1,488,393
Less: Waivers	(264,893)	(25,887)	(345,798)	(52,611)
Net Expenses	1,346,815	701,183	1,955,596	1,435,782
Net Investment Income (Loss)	(702,180)	1,556,477	(74,217)	3,143,599
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(7,785)	23,549	(7,785)	5,284
Currency Futures Contracts	(28,701,297)	2,428,298	(25,053,793)	1,494,520
Net Realized Gain (Loss)	(28,709,082)	2,451,847	(25,061,578)	1,499,804
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(144,206)	94,780	(54,212)	102,303
Affiliated Investments	(295,230)	79,485	196,820	117,335
Currency Futures Contracts	11,661,759	(4,973,433)	5,906,920	2,072,200
Net Change in Unrealized Gain (Loss)	11,222,323	(4,799,168)	6,049,528	2,291,838
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(17,486,759)	(2,347,321)	(19,012,050)	3,791,642
Net Income (Loss)	$(18,188,939)	$(790,844)	$(19,086,267)	$6,935,241

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2020	40	$1,073	36,400,000	$976,670,601	$976,671,674
Purchases of Shares			12,000,000	322,482,764	322,482,764
Redemption of Shares			(30,800,000)	(817,621,425)	(817,621,425)
Net Increase (Decrease) due to Share Transactions			(18,800,000)	(495,138,661)	(495,138,661)
Net Income (Loss)
Net Investment Income (Loss)		25		(702,205)	(702,180)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		162		(28,709,244)	(28,709,082)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(207)		11,222,530	11,222,323
Net Income (Loss)		(20)		(18,188,919)	(18,188,939)
Net Change in Shareholders' Equity	—	(20)	(18,800,000)	(513,327,580)	(513,327,600)
Balance at June 30, 2020	40	$1,053	17,600,000	$463,343,021	$463,344,074

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$1,038	8,800,000	$228,316,179	$228,317,217
Purchases of Shares			44,800,000	1,213,552,499	1,213,552,499
Redemption of Shares			(36,000,000)	(959,439,375)	(959,439,375)
Net Increase (Decrease) due to Share Transactions			8,800,000	254,113,124	254,113,124
Net Income (Loss)
Net Investment Income (Loss)		—		(74,217)	(74,217)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		20		(25,061,598)	(25,061,578)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(5)		6,049,533	6,049,528
Net Income (Loss)		15		(19,086,282)	(19,086,267)
Net Change in Shareholders' Equity	—	15	8,800,000	235,026,842	235,026,857
Balance at June 30, 2020	40	$1,053	17,600,000	$463,343,021	$463,344,074

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(19,086,267)	$6,935,241
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(378,638,494)	(556,811,877)
Proceeds from securities sold and matured	329,961,671	749,313,545
Cost of affiliated investments purchased	(1,375,683,621)	(479,360,977)
Proceeds from affiliated investments sold	1,185,311,252	479,740,925
Net accretion of discount on United States Treasury Obligations	(710,460)	(3,386,669)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	7,785	(5,284)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(142,608)	(219,638)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(97,712)	(957,878)
Dividends from affiliates	7,548	23,315
Management fees	171,715	(104,159)
Brokerage commissions and fees	25	(1,304)
Net cash provided by (used in) operating activities	(258,899,166)	195,165,240
Cash flows from financing activities:
Proceeds from purchases of Shares	1,213,551,062	62,419,533
Redemption of Shares	(964,679,687)	(262,242,727)
Net cash provided by (used in) financing activities	248,871,375	(199,823,194)
Net change in cash	(10,027,791)	(4,657,954)
Cash at beginning of period	10,505,074	4,705,705
Cash at end of period	$477,283	$47,751
Supplemental disclosure of cash flow information
Cash paid for interest	$4,310	$6,505

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, acts of terrorism or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were paid for the three and six months ended June 30, 2020 and 2019.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2020 and 2019, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2020 and 2019, respectively.

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

The Managing Owner waived fees of $264,893 and $345,798 for the three and six months ended June 30, 2020, respectively. The Managing Owner waived fees of $25,887 and $52,611 for the three and six months ended June 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$172,971,933	$—	$172,971,933
Exchange-Traded Fund	80,090,600	—	—	80,090,600
Money Market Mutual Fund	216,108,596	—		216,108,596
Total Investments in Securities	296,199,196	172,971,933	—	469,171,129
Other Investments - Assets (a)
Currency Futures Contracts	4,091,597	—	—	4,091,597
Total Investments	$300,290,793	$172,971,933	$—	$473,262,726

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$123,646,647	$—	$123,646,647
Exchange-Traded Fund	79,893,780	—	—	79,893,780
Money Market Mutual Fund	25,736,227	—		25,736,227
Total Investments in Securities	105,630,007	123,646,647	—	229,276,654
Other Investments - Liabilities (a)
Currency Futures Contracts	(1,815,323)	—	—	(1,815,323)
Total Investments	$103,814,684	$123,646,647	$—	$227,461,331

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$4,091,597	$—	$—	$(1,815,323)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(28,701,297)	$2,428,298
	Net Change in Unrealized Gain (Loss)	11,661,759	(4,973,433)
Total		$(17,039,538)	$(2,545,135)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(25,053,793)	1,494,520
	Net Change in Unrealized Gain (Loss)	5,906,920	2,072,200
Total		$(19,146,873)	$3,566,720

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Notional Value	$822,173,133	$365,530,668	$581,681,705	$386,624,196

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

Invesco Premier U.S. Government Money Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$80,385,830	$—	$—	$(295,230)	$—	$80,090,600	$182,914
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	764,794,582	496,692,333	(1,045,378,319)	—	—	216,108,596	274,525
Total	$845,180,412	$496,692,333	$(1,045,378,319)	$(295,230)	$—	$296,199,196	$457,439

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$—	$196,820	$—	$80,090,600	$515,911
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	25,736,227	1,375,683,621	(1,185,311,252)	—	—	216,108,596	653,760
Total	$105,630,007	$1,375,683,621	$(1,185,311,252)	$196,820	$—	$296,199,196	$1,169,671

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,855,930	$—	$—	$79,485	$—	$79,935,415	$478,954
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	19,403,213	183,313,159	(180,697,599)	—	—	22,018,773	127,573
Total	$99,259,143	$183,313,159	$(180,697,599)	$79,485	$—	$101,954,188	$606,527

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,818,080	$—	$—	$117,335	$—	$79,935,415	$940,140
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	22,398,721	479,360,977	(479,740,925)	—	—	22,018,773	247,065
Total	$102,216,801	$479,360,977	$(479,740,925)	$117,335	$—	$101,954,188	$1,187,205

Note 9 - Share Purchases and Redemptions

(a)	Purchases

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$26.83	$26.03	$25.95	$25.48
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.48)	(0.18)	0.38	0.27
Net investment income (loss) (a)	(0.02)	0.11	(0.00)	0.21
Net income (loss)	(0.50)	(0.07)	0.38	0.48
Net asset value per Share, end of period	$26.33	$25.96	$26.33	$25.96
Market value per Share, beginning of period (b)	$26.83	$26.03	$25.98	$25.47
Market value per Share, end of period (b)	$26.33	$25.98	$26.33	$25.98

Ratio to average Net Assets (c)
Net investment income (loss)	(0.34)%	1.66%	(0.03)%	1.64%
Expenses, after waivers	0.65%	0.75%	0.66%	0.75%
Expenses, prior to waivers	0.78%	0.77%	0.78%	0.77%
Total Return, at net asset value (d)	(1.86)%	(0.27)%	1.50%	1.88%
Total Return, at market value (d)	(1.86)%	(0.19)%	1.35%	2.00%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(258.9) million and $195.2 million for the six months ended June 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2020, $378.6 million was paid to purchase United States Treasury Obligations and $330.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2019, $556.8 million was paid to purchase United States Treasury Obligations and $749.3 million was received from sales and maturing United States Treasury Obligations. $1,185.3 million was received from sales of affiliated investments and $1,375.7 million was paid to purchase affiliated investments during the six months ended June 30, 2020. $479.7 million was received from sales of affiliated investments and $479.4 million was paid to purchase affiliated investments during the six months ended June 30, 2019. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) Net cash provided by (used in) operating activities by $(0.1) million and $(0.2) million during the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $248.9 million and $(199.8) million during the six months ended June 30, 2020 and 2019, respectively. This included $1,213.6 million and $62.4 million from Shares purchased by Authorized Participants and $964.7 million and $262.2 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2020 and 2019, respectively. There were no amounts due to the Custodian for the six months ended June 30, 2020 and 2019.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and six months ended June 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2020	2019	2020	2019
DX Contract	(1.71)%	(0.12)%	1.59%	2.19%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the three months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $26.83 per Share to $26.33 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $25.94 per Share (-3.32%) on June 10, 2020, and a high of $27.31 per Share (+1.81%) on April 6, 2020. The total return for the Fund, on a market value basis, was -1.86%.

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased from $26.03 per Share to $25.98 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $25.92 per Share (-0.42%) on June 24, 2019, and a high of $26.43 per Share (+1.54%) on May 29, 2019. The total return for the Fund, on a market value basis, was -0.19%.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the NAV of each Share decreased from $26.83 per Share to $26.33 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended June 30, 2020 contributed to a 1.74% decrease in the level of the Index and to a 1.71% decrease in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was -1.86%.

Net income (loss) for the three months ended June 30, 2020 was $(18.2) million, primarily resulting from $0.6 million of income, net realized gain (loss) of $(28.7) million, net change in unrealized gain (loss) of $11.2 million and net operating expenses of $1.3 million.

For the three months ended June 30, 2019, the NAV of each Share decreased from $26.03 per Share to $25.96 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended June 30, 2019 contributed to a 0.70% decrease in the level of the Index and to a 0.12% decrease in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was -0.27%.

Net income (loss) for the three months ended June 30, 2019 was $(0.8) million, primarily resulting from $2.3 million of income, net realized gain (loss) of $2.4 million, net change in unrealized gain (loss) of $(4.8) million and net operating expenses of $0.7 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO SIX MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the six months ended June 30, 2020, the NYSE Arca market value of each Share increased from $25.98 per Share to $26.33 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $25.71 per Share (-1.02%) on March 9, 2020, and a high of $28.10 per Share (+8.16%) on March 19, 2020. The total return for the Fund, on a market value basis, was +1.35%.

For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased from $25.47 per Share to $25.98 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $25.22 per Share (-0.98%) on January 9, 2019, and a high of $26.43 per Share (+3.77%) on May 29, 2019. The total return for the Fund, on a market value basis, was +2.00%.

Fund Share Net Asset Performance

For the six months ended June 30, 2020, the NAV of each Share increased from $25.94 per Share to $26.33 per Share. Rising currency futures contract prices for long DX Contracts during the six months ended June 30, 2020 contributed to a 1.26% increase in the level of the Index and to a 1.59% increase in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was +1.50%.

Net income (loss) for the six months ended June 30, 2020 was $(19.1) million, primarily resulting from $1.9 million of income, net realized gain (loss) of $(25.0) million, net change in unrealized gain (loss) of $6.0 million and net operating expenses of $2.0 million.

For the six months ended June 30, 2019, the NAV of each Share increased from $25.48 per Share to $25.96 per Share. Rising currency futures contract prices for long DX Contracts during the six months ended June 30, 2019 contributed to a 1.00% increase in the level of the Index and to a 2.19% increase in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was +1.88%.

Net income (loss) for the six months ended June 30, 2019 was $6.9 million, primarily resulting from $4.6 million of income, net realized gain (loss) of $1.5 million, net change in unrealized gain (loss) of $2.3 million and net operating expenses of $1.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2020.

				For the Six Months Ended
				June 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$463,344,074	0.36%	$3,970,877	29

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$228,317,217	0.24%	$1,291,846	40

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

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

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	5,400,000	$26.82
May 1, 2020 to May 31, 2020	8,400,000	$27.00
June 1, 2020 to June 30, 2020	17,000,000	$26.24
Total	30,800,000	$26.55

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — June 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — June 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bullish Fund— For the Six Months Ended June 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —June 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2020		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 6, 2020		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools