Form 10-Q
period 2020-09-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2020-11-06
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of outstanding Shares as of September 30, 2020: 29,200,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $119,977,979 and $123,597,579, respectively)	119,981,596	$123,646,647
Affiliated investments, at value (cost $620,857,927 and $105,742,951, respectively)	620,888,813	105,630,007
Cash held by custodian	—	10,505,074
Receivable for:
Dividends from affiliates	2,737	28,419
Total assets	$740,873,146	$239,810,147
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$829,573
Payable for:
Shares redeemed	—	10,505,574
Management fees	254,589	153,782
Brokerage commissions and fees	5,381	4,001
Total liabilities	259,970	11,492,930
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,014	1,038
Shareholders' equity—Shares	740,612,162	228,316,179
Total shareholders' equity	740,613,176	228,317,217
Total liabilities and equity	$740,873,146	$239,810,147

General Shares outstanding	40	40
Shares outstanding	29,200,000	8,800,000

Net asset value per share	$25.36	$25.95

Market value per share	$25.35	$25.98

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

September 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.105% due December 3, 2020 (b)	13.50%	99,985,125	100,000,000
U.S. Treasury Bills, 0.110% due December 17, 2020	2.70	19,996,471	20,000,000
Total United States Treasury Obligations (cost $119,977,979)	16.20%	$119,981,596
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724) (c)	10.80%	80,037,610	757,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.02% (cost $540,851,203) (c)(d)	73.03	540,851,203	540,851,203
Total Affiliated Investments (cost $620,857,927)	83.83%	$620,888,813
Total Investments in Securities (cost $740,835,906)	100.03%	$740,870,409

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $29,994,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2020.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	7,886	December- 2020	$740,708,322	$1,174,619	$1,174,619

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	2,377	March- 2020	$228,329,866	$(1,815,323)	$(1,815,323)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income
Interest Income	$34,017	$1,236,619	$745,725	$4,628,795
Dividends from Affiliates	71,137	541,140	1,240,808	1,728,345
Total Income	105,154	1,777,759	1,986,533	6,357,140
Expenses
Management Fees	790,743	609,864	3,000,596	2,051,376
Brokerage Commissions and Fees	31,442	21,609	118,673	61,985
Interest Expense	994	2,924	5,304	9,429
Total Expenses	823,179	634,397	3,124,573	2,122,790
Less: Waivers	(103,294)	(25,591)	(449,092)	(78,202)
Net Expenses	719,885	608,806	2,675,481	2,044,588
Net Investment Income (Loss)	(614,731)	1,168,953	(688,948)	4,312,552
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(596)	7,666	(8,381)	12,950
Currency Futures Contracts	(11,617,887)	6,743,928	(36,671,680)	8,238,448
Net Realized Gain (Loss)	(11,618,483)	6,751,594	(36,680,061)	8,251,398
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	8,761	(41,398)	(45,451)	60,905
Affiliated Investments	(52,990)	(15,140)	143,830	102,195
Currency Futures Contracts	(2,916,978)	5,787,029	2,989,942	7,859,229
Net Change in Unrealized Gain (Loss)	(2,961,207)	5,730,491	3,088,321	8,022,329
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(14,579,690)	12,482,085	(33,591,740)	16,273,727
Net Income (Loss)	$(15,194,421)	$13,651,038	$(34,280,688)	$20,586,279

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2020	40	$1,053	17,600,000	$463,343,021	$463,344,074
Purchases of Shares			18,000,000	456,910,185	456,910,185
Redemption of Shares			(6,400,000)	(164,446,662)	(164,446,662)
Net Increase (Decrease) due to Share Transactions			11,600,000	292,463,523	292,463,523
Net Income (Loss)
Net Investment Income (Loss)		—		(614,731)	(614,731)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(46)		(11,618,437)	(11,618,483)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		(2,961,214)	(2,961,207)
Net Income (Loss)		(39)		(15,194,382)	(15,194,421)
Net Change in Shareholders' Equity	—	(39)	11,600,000	277,269,141	277,269,102
Balance at September 30, 2020	40	$1,014	29,200,000	$740,612,162	$740,613,176

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$1,038	8,800,000	$228,316,179	$228,317,217
Purchases of Shares			62,800,000	1,670,462,684	1,670,462,684
Redemption of Shares			(42,400,000)	(1,123,886,037)	(1,123,886,037)
Net Increase (Decrease) due to Share Transactions			20,400,000	546,576,647	546,576,647
Net Income (Loss)
Net Investment Income (Loss)		—		(688,948)	(688,948)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(26)		(36,680,035)	(36,680,061)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		2		3,088,319	3,088,321
Net Income (Loss)		(24)		(34,280,664)	(34,280,688)
Net Change in Shareholders' Equity	—	(24)	20,400,000	512,295,983	512,295,959
Balance at September 30, 2020	40	$1,014	29,200,000	$740,612,162	$740,613,176

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(34,280,688)	$20,586,279
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(498,601,113)	(814,928,089)
Proceeds from securities sold and matured	502,956,809	996,297,502
Cost of affiliated investments purchased	(2,120,361,361)	(638,558,101)
Proceeds from affiliated investments sold	1,605,246,385	643,817,950
Net accretion of discount on United States Treasury Obligations	(744,477)	(4,621,102)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	8,381	(12,950)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(98,379)	(163,100)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(829,573)	(2,080,978)
Dividends from affiliates	25,682	28,040
Management fees	100,807	(125,817)
Brokerage commissions and fees	1,380	210
Net cash provided by (used in) operating activities	(546,576,147)	200,239,844
Cash flows from financing activities:
Proceeds from purchases of Shares	1,670,462,684	147,608,322
Redemption of Shares	(1,134,391,611)	(352,553,871)
Net cash provided by (used in) financing activities	536,071,073	(204,945,549)
Net change in cash	(10,505,074)	(4,705,705)
Cash at beginning of period	10,505,074	4,705,705
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,304	$9,429

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2020

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Units”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2020 and 2019.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three and nine months ended September 30, 2020 and 2019.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2020 and 2019, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2017.

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

The Managing Owner waived fees of $103,294 and $449,092 for the three and nine months ended September 30, 2020, respectively. The Managing Owner waived fees of $25,591 and $78,202 for the three and nine months ended September 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$119,981,596	$—	$119,981,596
Exchange-Traded Fund	80,037,610	—	—	80,037,610
Money Market Mutual Fund	540,851,203	—		540,851,203
Total Investments in Securities	620,888,813	119,981,596	—	740,870,409
Other Investments - Assets (a)
Currency Futures Contracts	1,174,619	—	—	1,174,619
Total Investments	$622,063,432	$119,981,596	$—	$742,045,028

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$123,646,647	$—	$123,646,647
Exchange-Traded Fund	79,893,780	—	—	79,893,780
Money Market Mutual Fund	25,736,227	—		25,736,227
Total Investments in Securities	105,630,007	123,646,647	—	229,276,654
Other Investments - Liabilities (a)
Currency Futures Contracts	(1,815,323)	—	—	(1,815,323)
Total Investments	$103,814,684	$123,646,647	$—	$227,461,331

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$1,174,619	$—	$—	$(1,815,323)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(11,617,887)	$6,743,928
	Net Change in Unrealized Gain (Loss)	(2,916,978)	5,787,029
Total		$(14,534,865)	$12,530,957

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(36,671,680)	8,238,448
	Net Change in Unrealized Gain (Loss)	2,989,942	7,859,229
Total		$(33,681,738)	$16,097,677

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average Notional Value	$492,629,271	$326,481,603	$557,890,778	$369,037,969

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

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$80,090,600	$—	$—	$(52,990)	$—	$80,037,610	$58,024
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	216,108,596	190,622,258	(406,730,854)	—	—	—	11,735
Invesco Government & Agency Portfolio, Institutional Class	—	554,055,482	(13,204,279)	—	—	540,851,203	1,378
Total	$296,199,196	$744,677,740	$(419,935,133)	$(52,990)	$—	$620,888,813	$71,137

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$—	$143,830	$—	$80,037,610	$573,935
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	25,736,227	1,566,305,879	(1,592,042,106)	—	—	—	665,495
Invesco Government & Agency Portfolio, Institutional Class	—	554,055,482	(13,204,279)	—	—	540,851,203	1,378
Total	$105,630,007	$2,120,361,361	$(1,605,246,385)	$143,830	$—	$620,888,813	$1,240,808

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2019.

	Value 06/30/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,935,415	$—	$—	$(15,140)	$—	$79,920,275	$441,467
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	22,018,773	159,197,124	(164,077,025)	—	—	17,138,872	99,673
Total	$101,954,188	$159,197,124	$(164,077,025)	$(15,140)	$—	$97,059,147	$541,140

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,818,080	$—	$—	$102,195	$—	$79,920,275	$1,381,607
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	22,398,721	638,558,101	(643,817,950)	—	—	17,138,872	346,738
Total	$102,216,801	$638,558,101	$(643,817,950)	$102,195	$—	$97,059,147	$1,728,345

Note 9 - Share Purchases and Redemptions

(a)	Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 100,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 1:00 p.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$26.33	$25.96	$25.95	$25.48
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(0.93)	1.03	(0.56)	1.30
Net investment income (loss) (a)	(0.04)	0.10	(0.03)	0.31
Net income (loss)	(0.97)	1.13	(0.59)	1.61
Net asset value per Share, end of period	$25.36	$27.09	$25.36	$27.09
Market value per Share, beginning of period (b)	$26.33	$25.98	$25.98	$25.47
Market value per Share, end of period (b)	$25.35	$27.10	$25.35	$27.10

Ratio to average Net Assets (c)
Net investment income (loss)	(0.58)%	1.44%	(0.17)%	1.58%
Expenses, after waivers	0.68%	0.75%	0.67%	0.75%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (d)	(3.69)%	4.35%	(2.27)%	6.32%
Total Return, at market value (d)	(3.72)%	4.31%	(2.43)%	6.40%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Units”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 100,000 Shares (“Creation Units”). Redemption orders must be placed by 1:00 p.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(546.6) million and $200.2 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2020, $498.6 million was paid to purchase United States Treasury Obligations and $503.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2019, $814.9 million was paid to purchase United States Treasury Obligations and $996.3 million was received from sales and maturing United States Treasury Obligations. $1,605.2 million was received from sales of affiliated investments and $2,120.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. $643.8 million was received from sales of affiliated investments and $638.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2019 . Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) Net cash provided by (used in) operating activities by $(0.1) million and $(0.2) million during the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $536.0 million and $(204.9) million during the nine months ended September 30, 2020 and 2019, respectively. This included $1,670.5 million and $147.6 million from Shares purchased by Authorized Participants and $1,134.4 million and $352.6 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2020 and 2019, respectively. There were no amounts due to the Custodian for the nine months ended September 30, 2020 and 2019.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and nine months ended September 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2020	2019	2020	2019
DX Contract	(3.49)%	4.51%	(1.95)%	6.80%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the three months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $26.33 per Share to $25.35 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $24.91 per Share (-5.39%) on August 31, 2020, and a high of $26.30 per Share (-0.11%) on July 2, 2020. The total return for the Fund, on a market value basis, was -3.72%.

For the three months ended September 30, 2019, the NYSE Arca market value of each Share increased from $25.98 per Share to $27.10 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $26.15 per Share (+0.65%) on July 2, 2019, and a high of $27.10 per Share (+4.31%) on September 30, 2019. The total return for the Fund, on a market value basis, was +4.31%.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the NAV of each Share decreased from $26.33 per Share to $25.36 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended September 30, 2020 contributed to a 3.51% decrease in the level of the Index and to a 3.49% decrease in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was -3.69%.

Net income (loss) for the three months ended September 30, 2020 was $(15.2) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(11.6) million, net change in unrealized gain (loss) of $(3.0) million and net operating expenses of $0.7 million.

For the three months ended September 30, 2019, the NAV of each Share increased from $25.96 per Share to $27.09 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended September 30, 2019 contributed to a 3.97% increase in the level of the Index and to a 4.51% increase in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was +4.35%.

Net income (loss) for the three months ended September 30, 2019 was $13.7 million, primarily resulting from $1.8 million of income, net realized gain (loss) of $6.8 million, net change in unrealized gain (loss) of $5.7 million and operating expenses of $0.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $25.98 per Share to $25.35 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $24.91 per Share (-4.12%) on August 31, 2020, and a high of $28.10 per Share (+8.16%) on March 19, 2020. The total return for the Fund, on a market value basis, was -2.43%.

For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased from $25.47 per Share to $27.10 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $25.22 per Share (-0.98%) on January 9, 2019, and a high of $27.10 per Share (+6.40%) on September 30, 2019. The total return for the Fund, on a market value basis, was +6.40%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2020, the NAV of each Share decreased from $25.94 per Share to $25.36 per Share. Falling currency futures contract prices for long DX Contracts during the nine months ended September 30, 2020 contributed to a 2.29% decrease in the level of the Index and to a 1.95% decrease in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was -2.23%.

Net income (loss) for the nine months ended September 30, 2020 was $(34.3) million, primarily resulting from $2.0 million of income, net realized gain (loss) of $(36.7) million, net change in unrealized gain (loss) of $3.1 million and net operating expenses of $2.7 million.

For the nine months ended September 30, 2019, the NAV of each Share increased from $25.48 per Share to $27.09 per Share. Rising currency futures contract prices for long DX Contracts during the nine months ended September 30, 2019 contributed to a 5.01% increase in the level of the Index and to a 6.80% increase in the level of the Long Index-TRTM. The total return for the Fund, on a NAV basis, was +6.32%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2020.

				For the Nine Months Ended
				September 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$740,613,176	0.37%	$6,433,515	39

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$228,317,217	0.24%	$1,291,846	40

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2020 to July 31, 2020	4,000,000	$26.04
August 1, 2020 to August 31, 2020	400,000	$25.03
September 1, 2020 to September 30, 2020	2,000,000	$25.14
Total	6,400,000	$25.69

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Form of Participant Agreement (filed herewith)

10.2	Amendment to Form of Participant Agreement (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — September 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — September 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bullish Fund— For the Nine Months Ended September 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —September 30, 2020.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2020		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 5, 2020		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools