Form 10-K
period 2020-12-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2021-02-26
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $463,408,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2021: 14,300,000

i

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

•a different month DX Contract other than the specific DX Contract that was originally required by the Index,

•another futures contract substantially similar to the DX Contracts, if available,

•the futures contracts referencing the Index Currencies, or

•a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such an instrument tends to exhibit trading prices that correlate with the DX Contract.

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

Index Description

The Managing Owner pays Deutsche Bank Securities, Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities, Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities, Inc. (collectively, “Deutsche Bank”). The Deutsche Bank Long USD Currency Portfolio Index—Excess ReturnTM (the “Index”) is the exclusive property of Deutsche Bank Securities, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

Index Calculation

The Index reflects the changes in market value over time, whether positive or negative, of long positions in the first to expire DX Contracts relative to the value of the dollar as of December 31, 1986 (the “Base Date”), which expire in March, June, September and December. On the Base Date, the closing level was 100.00. Although the DX Contract started trading in 1985, the Base Date of December 31, 1986 was selected because reasonably reliable pricing data was not available prior to December 31, 1986. A quote of “105.50” means the U.S. dollar’s value has risen 5.50% since the Base Date relative to the underlying Index Currencies which comprise the USDX®.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $5.00, $6.00 and $6.00 per round-turn trade1 for the years ended December 31, 2020, 2019 and, 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Trust and the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the index sponsor (the “Index Sponsor”). On February 1, 2021, the provision of index sponsor services transferred back to the Index Sponsor from DWS Investment Management Americas, Inc., to whom the Index Sponsor had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Marketing Agent

Effective January 31, 2021, DWS Investment Management Americas, Inc. ceased serving as marketing agent to the Fund (“Marketing Agent”). Prior to January 31, 2021, the Marketing Agent assisted the Managing Owner by providing support to educate institutional investors about the DBIQ indices and completed governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices. The Managing Owner paid the Marketing Agent a marketing services fee out of the Management Fee.

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

The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, as well as the effectiveness and timing of distribution of a vaccine, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak continues to evolve, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

An Unanticipated Number of Creation Requests During a Short Period of Time Could Result in a Shortage of Shares.

The Managing Owner continuously evaluates whether the amount of Shares registered and available to meet Creation Unit orders remains adequate. However, if the Managing Owner receives a substantial number of requests for Creation Units during a relatively short period of time that substantially differ from typical creation volumes, as a result of market volatility or otherwise (including during a pandemic such as COVID-19), the Fund may not have sufficient Shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Units. In such instances, demand for Shares on the Exchange may exceed the supply available, due to Authorized Participants being unable to meet such demand by purchasing new Shares from the Fund. As a result, Shares may trade at premium to the NAV per share of the Fund.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.26%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s annual volatility since inception.

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

Further, in periods of heightened volatility, the bid and ask “spread” for purchasing shares of the Fund typically widen. Accordingly, an investor’s return on investment may be negatively impacted when transacted in Shares.

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

Withdrawal from Participation by Authorized Participants May Affect the Liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Creation Units, which may reduce the liquidity of the Shares. Such circumstances may be more pronounced in market conditions of increased volatility. If it becomes more difficult to create or redeem Creation Units, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between futures contracts and the Shares, which may also affect the trading market and liquidity of the Shares.

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

The financial crisis of 2008-2009 and associated regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), are generally considered to have contributed to less credit being available to financial market participants. This is particularly the case for credit extended by banks and other traditional lending sources. The Fund does not borrow from lenders for the purpose of pursuing its investment objective. Nonetheless, restrictions on the availability of credit may adversely affect investors who borrow to purchase Shares and participants in the markets for financial instruments in which the Fund trades, including futures markets. Limitations on the availability of credit, whether in stressed market conditions or otherwise, may have a material adverse effect on investors and financial market participants, which in turn could affect the Fund’s ability to pursue its investment objective. Among other things, fewer prospective investors may adversely affect the Fund’s asset levels, and fewer financial market participants may reduce liquidity and adversely affect pricing for the financial instruments that the Fund seeks to trade.

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

Uncertainty Surrounding the United Kingdom’s Withdrawal from the European Union Could Adversely Affect an Investment in the Shares.

Following a referendum in June 2016, the United Kingdom (“UK”) formally exited the European Union (“EU”) on January 31, 2020 (known as “Brexit”). During a transition period where the UK remained subject to EU rules but had no role in the EU law-making process, the UK and EU representatives negotiated the precise terms of their future relationship, reaching an agreement on December 24, 2020. On December 31, 2020, the transition period concluded and the terms of the new agreement went into effect provisionally on January 1, 2021. The complete impact of the new agreement, as well as the full scope and nature of the consequences of the exit, are not at this time known and are unlikely to be known for a significant period of time and may impact the future direction of the value of the Index Currencies included in the USDX® and, in turn, the Shares. These uncertainties could increase volatility in the market prices of the Index Currencies included in the USDX® and, in turn, the Shares.

FUTURES RISKS

Margin Requirements and Risk Limits for Futures Contracts may Limit the Fund’s Ability to Achieve Sufficient Exposure and Prevent the Fund from Achieving its Investment Objective.

“Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) that a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contract that the trader purchases or sells. Futures contracts are customarily bought and sold on margin that represents a very small percentage (ranging upward from less than 2%) of the purchase price of the underlying commodity being traded. Because of such low margins, price fluctuations occurring in the futures markets may create profits and losses that are greater, in relation to the amount invested, than are customary in other forms of investments. The minimum amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which such contract is traded, and may be modified from time to time by the exchange during the term of the contract. With respect to the Managing Owner’s trading, only the Managing Owner, and not the Fund or its Shareholders personally, will be subject to margin calls.

Brokerage firms carrying accounts for traders in futures contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy in order to afford further protection for themselves.

A futures commission merchant (“FCM”) may compute margin requirements multiple times per day and must do so at least once per day. When the Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or initial margin, they involve a high degree of leverage. A Fund with open positions is subject to maintenance or variation margin on its open positions. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the FCM. If the margin call is not met within a reasonable time, the FCM may close out the Fund’s position, which may result in reduced returns to the Fund’s investors or impair the Fund from achieving its investment objective. If the Fund has insufficient cash to meet daily variation margin requirements, it may need to sell assets at a time when doing so is disadvantageous. Futures markets are highly volatile in general, and may become more volatile during periods of market or economic volatility, and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV.

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

Fewer Representative Index Currencies May Result in Greater Index Volatility.

The Index Currencies are the Euro, Japanese Yen, British Pound, Canadian Dollar, Swedish Krona and Swiss Franc. Other currency indexes may contain a larger number of currencies than the Index. Accordingly, increased volatility in a single Index Currency is expected to have a greater impact on the Index’s overall volatility than would likely be the case with increased volatility in a single currency within a broader index. Because the Fund tracks the performance of the Index, your investment in the Fund will be exposed to the relatively greater impact on the Index of volatility in a single Index Currency.

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

Certain investors who decide to invest in both the Fund and the Invesco DB US Dollar Index Bearish Fund (‘‘UDN’’) may, nevertheless, suffer losses if the investor’s investment mix between the Fund and UDN is biased in one direction and the market price of the DX Contracts moves in an adverse direction. Additionally, investors should not invest in equal amounts in both the Fund and UDN simultaneously. The net effect of such an investment will be the sum of the Treasury Income, the Money Market Income and T-Bill ETF Income, less fees and expenses.

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

REGULATORY RISKS

Position Limits and Other Potential Limitations on Futures Trading May Restrict the Creation of Creation Units and the Operation of the Fund.

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

Accountability Levels. Exchanges may establish accountability levels applicable to futures contracts instead of position limits, provided that the futures contract is not subject to federal position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective.

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

No Deduction for Qualified Publicly Traded Partnership Income.

For taxable years beginning after December 31, 2017 and before January 1, 2026, there is a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(5) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

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

OTHER RISKS

An Insolvency Resulting from Another Series of the Trust or the Trust Itself May Have a Material Adverse Effect on the Fund.

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

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance Is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.01% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

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

Redemption Orders for Creation Units May Be Subject to Postponement, Suspension or Rejection Under Certain Circumstances.

The Managing Owner may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date with respect to Creation Units for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement with the Authorized Participant, or if the fulfillment of the order, in the opinion of the Fund’s counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor and Invesco Distributors. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

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

Holders

As of January 31, 2021, the Fund had 93 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2020 to October 31, 2020	14,600,000	$25.17
November 1, 2020 to November 30, 2020	6,400,000	25.02
December 1, 2020 to December 31, 2020	800,000	24.41
Total	21,800,000	$25.10
ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2020, 2019, 2018, 2017 and 2016 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Income	$2,056,486	$7,733,108	$9,643,063	$5,587,295	$2,321,505
Net investment income (loss)	$(1,444,371)	$5,128,644	$5,644,151	$552,896	$(4,226,535)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(52,884,359)	$8,340,189	$33,205,794	$(62,258,637)	$31,827,335
Net Income (Loss)	$(54,328,730)	$13,468,833	$38,849,945	$(61,705,741)	$27,600,800
Net Income (Loss) per Share (a)	(1.70)	1.00	1.76	(2.41)	0.78
Return of Capital Distributions per General Share	$—	$(0.53)	$(0.28)	$0.02	—
Return of Capital Distributions per Share	$—	$(0.53)	$(0.28)	$0.02	—
Net increase (decrease) in cash	$(10,505,074)	$5,799,369	$4,705,705	—	$(51,943,740)

(a)     Net Income (Loss) per Share may not correlate with the Fund's Net Income (Loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund's investments.

	As of December 31,
	2020	2019	2018	2017	2016
Total Assets	$366,395,625	$239,810,147	$516,365,973	$541,206,912	$849,961,943
General Shares NAV	$24.25	$25.95	$25.48	$24.00	$26.43
Shares NAV	$24.25	$25.95	$25.48	$24.00	$26.43

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Income	$69,953	$105,154	$644,635	$1,236,744
Net investment income (loss)	$(755,423)	$(614,731)	$(702,180)	$627,963
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(19,292,619)	$(14,579,690)	$(17,486,759)	$(1,525,291)
Net Income (Loss)	$(20,048,042)	$(15,194,421)	$(18,188,939)	$(897,328)
Increase (decrease) in NAV	$(374,427,361)	$277,269,102	$(513,327,600)	$748,354,457
Net Income (Loss) per Share	$(1.11)	$(0.97)	$(0.50)	$0.88
Return of Capital Distributions per General Share	$—	$—	$—	$—
Return of Capital Distributions per Share	$—	$—	$—	$—

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income	$1,375,968	$1,777,759	$2,257,660	$2,321,721
Net investment income (loss)	$816,092	$1,168,953	$1,556,477	$1,587,122
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	$(7,933,538)	$12,482,085	$(2,347,321)	$6,138,963
Net Income (Loss)	$(7,117,446)	$13,651,038	$(790,844)	$7,726,085
Increase (decrease) in NAV	$(102,146,851)	$8,528,683	$(52,829,571)	$(119,587,636)
Net Income (Loss) per Share (a)	$(0.64)	$1.13	$(0.07)	$0.55
Return of Capital Distributions per General Share (a)	$(0.53)	—	—	—
Return of Capital Distributions per Share (a)	$(0.53)	—	—	—

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

•a different month DX Contract other than the specific DX Contract that was originally required by the Index,

•another futures contract substantially similar to the DX Contracts, if available,

•the futures contracts referencing the Index Currencies, or

•a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such an instrument tends to exhibit trading prices that correlate with the DX Contract.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(192.2) million and $295.3 million for the years ended December 31, 2020 and 2019, respectively.

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

During the year ended December 31, 2020, $668.5 million was paid to purchase United States Treasury Obligations and $672.9 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2019, $915.2 million was paid to purchase United States Treasury Obligations and $1,206.6 million was received from sales and maturing United States Treasury Obligations. $2,167.8 million was received from sales of affiliated investments and $2,307.5 million was paid to purchase affiliated investments during the year ended December 31, 2020. $763.0 million was received from sales of affiliated investments and $766.4 million was paid to purchase affiliated investments during the year ended December 31, 2019. Unrealized appreciation on United States Treasury Obligations and Affiliated Investments increased (decreased) Net cash provided by operating activities by $(0.1) million and $(0.1) million during the years ended December 31, 2020 and 2019, respectively. Variation margin- Currency Futures Contracts increased (decreased) Net cash provided by operating activities by $(1.8) million and $(0.4) million during the years ended December 31, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $181.7 million and $(289.5) million during the years ended December 31, 2020 and 2019, respectively. This included $1,863.2 million and $201.4 million from the sale of Shares to Authorized Participants and $1,681.5 million and $485.8 million from Shares redeemed by Authorized Participants during the years ended December 31, 2020 and 2019, respectively. There were no changes in amounts due to Custodian for the year ended December 31, 2020 and 2019, respectively. There were no distributions paid to shareholders during the year ended December 31, 2020. During the year ended December 31, 2019, distributions paid to shareholders were $5.1 million.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

UUP - For the Year Ended December 31, 2020
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
12/31/2019
12/31/2020
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP - For the Year Ended December 31, 2019
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
12/31/2018
12/31/2019
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2020 and 2019. For a performance discussion related to the year ended December 31, 2018, see the annual report for the year ended December 31, 2018, available at http://www.invesco.com/ETFs.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

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

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Years Ended December 31, 2020 and 2019” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2020 and 2019

	Years Ended December 31,
Underlying Index	2020	2019
DX Contract	(6.08)%	4.49%

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

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Fund Share Price Performance

For the year ended December 31, 2020, the NYSE Arca market value of each Share decreased from $25.98 per Share to $24.26 per Share. The Share price low and high for the year ended December 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $24.18 per Share (-6.93%) on December 30, 2020, and a high of $28.10 per Share (+8.16%) on March 19, 2020. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a market value basis was -6.62%.

For the year ended December 31, 2019, the NYSE Arca market value of each Share increased from $25.47 per Share to $25.98 per Share. The Share price low and high for the year ended December 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $25.22 per Share (-0.98%) on January 9, 2019, and a high of $27.10 per Share (+6.40%) on September 30, 2019. On December 31, 2019, the Fund paid a distribution of $0.52612 for each General Share and Share to holders of record as of December 24, 2019. Therefore, the total return for the Fund on a market value basis was +4.05%.

Fund Share Net Asset Performance

For the year ended December 31, 2020, the NAV of each Share decreased from $25.95 per Share to $24.25 per Share. Falling currency futures contract prices for long DX Contracts during the year ended December 31, 2020 contributed to an overall 6.42% decrease in the level of the Index and a 6.08% decrease in the level of the Long Index-TRTM. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a NAV basis was -6.55%.

Net income (loss) for the year ended December 31, 2020 was $(54.3) million, resulting from $2.0 million of income, net realized gain (loss) of $(50.9) million, net change in unrealized gain (loss) of $(2.0) million and net operating expenses of $3.5 million.

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

Net income (loss) for the year ended December 31, 2019 was $13.5 million, resulting from $7.7 million of income, net realized gain (loss) of $5.5 million, net change in unrealized gain (loss) of $2.8 million and net operating expenses of $2.6 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$366,185,815	0.39%	$3,300,262	56

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$228,317,217	0.24%	$1,291,846	40

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2020.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 35 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB US Dollar Index Trust) and Shareholders of Invesco DB US Dollar Index Bullish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB US Dollar Index Bullish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2020 and 2019, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 25, 2021

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $119,977,583 and $123,597,579, respectively)	$119,984,182	$123,646,647
Affiliated investments, at value (cost $245,419,058 and $105,742,951, respectively)	245,409,996	105,630,007
Other investments:
Variation margin receivable- Currency Futures Contracts	998,130	—
Cash held by custodian	—	10,505,074
Receivable for:
Dividends from affiliates	3,317	28,419
Total assets	$366,395,625	$239,810,147
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$829,573
Payable for:
Shares redeemed	—	10,505,574
Management fees	204,951	153,782
Brokerage commissions and fees	4,859	4,001
Total liabilities	209,810	11,492,930
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	970	1,038
Shareholders' equity—Shares	366,184,845	228,316,179
Total shareholders' equity	366,185,815	228,317,217
Total liabilities and equity	$366,395,625	$239,810,147
General Shares outstanding	40	40
Shares outstanding	15,100,000	8,800,000
Net asset value per share	24.25	25.95
Market value per share	$24.26	$25.98

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2020

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.085% due February 11, 2021	27.30%	$99,994,722	$100,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021(b)	5.46	19,989,460	20,000,000
Total United States Treasury Obligations (cost $119,977,583)	32.76%	$119,984,182
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	13.62%	$49,876,240	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $195,533,756)(c)(d)	53.40%	$195,533,756	195,533,756
Total Affiliated Investments (cost $245,419,058)	67.02%	$245,409,996
Total Investments in Securities (cost $365,396,641)	99.78%	$365,394,178

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $29,997,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2020.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	4,074	March - 2021	$366,228,156	$(3,888,484)	$(3,888,484)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2019

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	14.87%	$33,950,912	$34,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020 (b)	14.85	33,910,899	34,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	24.44	55,784,836	56,000,000
Total United States Treasury Obligations (cost $123,597,579)	54.16%	$123,646,647
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $80,006,724)(c)	34.99%	$79,893,780	757,000
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $25,736,227)(c)(d)	11.27%	$25,736,227	25,736,227
Total Affiliated Investments (cost $105,742,951)	46.26%	$105,630,007
Total Investments in Securities (cost $229,340,530)	100.42%	$229,276,654

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $8,068,540 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
U.S. Dollar Index	2,377	March- 2020	$228,329,866	$(1,815,323)	$(1,815,323)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Income
Interest Income	$778,726	$5,537,674	$7,794,759
Dividends from Affiliates	1,277,760	2,195,434	1,848,304
Total Income	2,056,486	7,733,108	9,643,063
Expenses
Management Fees	3,868,226	2,618,916	3,972,128
Brokerage Commissions and Fees	151,671	77,432	120,918
Interest Expense	6,190	10,911	20,856
Total Expenses	4,026,087	2,707,259	4,113,902
Less: Waivers	(525,230)	(102,795)	(114,990)
Net Expenses	3,500,857	2,604,464	3,998,912
Net Investment Income (Loss)	(1,444,371)	5,128,644	5,644,151
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(5,188)	61,775	(26,350)
Affiliated Investments	9,822	—	—
Capital gain distributions from Affiliated Investments	20,471	11,446	—
Currency Futures Contracts	(50,897,716)	5,422,705	29,619,708
Net Realized Gain (Loss)	(50,872,611)	5,495,926	29,593,358
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(42,469)	49,369	45,626
Affiliated Investments	103,882	75,700	128,690
Currency Futures Contracts	(2,073,161)	2,719,194	3,438,120
Net Change in Unrealized Gain (Loss)	(2,011,748)	2,844,263	3,612,436
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(52,884,359)	8,340,189	33,205,794
Net Income (Loss)	$(54,328,730)	$13,468,833	$38,849,945

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2020

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$1,038	8,800,000	$228,316,179	$228,317,217
Purchases of Shares			70,500,000	1,863,160,467	1,863,160,467
Redemption of Shares			(64,200,000)	(1,670,963,139)	(1,670,963,139)
Net Increase (Decrease) due to Share Transactions			6,300,000	192,197,328	192,197,328
Return of Capital Distributions		—		—	—
Net Income (Loss)
Net Investment Income (Loss)		(2)		(1,444,369)	(1,444,371)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(64)		(50,872,547)	(50,872,611)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(2)		(2,011,746)	(2,011,748)
Net Income (Loss)		(68)		(54,328,662)	(54,328,730)
Net Change in Shareholders' Equity	—	(68)	6,300,000	137,868,666	137,868,598
Balance at December 31, 2020	40	$970	15,100,000	$366,184,845	$366,185,815

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2018

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$960	22,200,000	$532,726,593	$532,727,553
Purchases of Shares			16,600,000	406,980,619	406,980,619
Redemption of Shares			(19,400,000)	(478,633,142)	(478,633,142)
Net Increase (Decrease) due to Share Transactions			(2,800,000)	(71,652,523)	(71,652,523)
Return of Capital Distributions	—	(9)		(5,572,374)	(5,572,383)
Net Income (Loss)
Net Investment Income (Loss)		9		5,644,142	5,644,151
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		45		29,593,313	29,593,358
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		14		3,612,422	3,612,436
Net Income (Loss)		68		38,849,877	38,849,945
Net Change in Shareholders' Equity	—	59	(2,800,000)	(38,375,020)	(38,374,961)
Balance at December 31, 2018	40	$1,019	19,400,000	$494,351,573	$494,352,592

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(54,328,730)	$13,468,833	$38,849,945
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(668,542,085)	(915,211,456)	(1,054,042,847)
Proceeds from securities sold and matured	672,934,371	1,206,589,525	1,112,621,356
Cost of affiliated investments purchased	(2,307,497,397)	(766,376,656)	(722,071,670)
Proceeds from affiliated investments sold	2,167,831,112	763,039,150	700,995,257
Net accretion of discount on United States Treasury Obligations	(777,478)	(5,528,827)	(7,771,473)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(4,634)	(61,775)	26,350
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(61,413)	(125,069)	(174,316)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(1,827,703)	(384,045)	(1,561,281)
Dividends from affiliates	25,102	30,303	(36,013)
Management fees	51,169	(170,581)	(36,684)
Brokerage commissions and fees	858	(653)	156
Net cash provided by (used in) operating activities	(192,196,828)	295,268,749	66,798,780
Cash flows from financing activities:
Distributions paid to Shareholders	—	(5,050,773)	(5,572,383)
Proceeds from purchases of Shares	1,863,160,467	201,428,538	406,980,619
Redemption of Shares	(1,681,468,713)	(485,847,145)	(462,961,642)
Increase (decrease) in payable for amount due to custodian	—	—	(539,669)
Net cash provided by (used in) financing activities	181,691,754	(289,469,380)	(62,093,075)
Net change in cash	(10,505,074)	5,799,369	(4,705,705)
Cash at beginning of period	10,505,074	4,705,705	—
Cash at end of period	$—	$10,505,074	$(4,705,705)
Supplemental disclosure of cash flow information
Cash paid for interest	$6,190	$10,911	$20,856

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2020

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

•a different month DX Contract other than the specific DX Contract that was originally required by the Index,

•another futures contract substantially similar to the DX Contracts, if available,

•the futures contracts referencing the Index Currencies, or

•a forward agreement, swap, or other OTC derivative referencing the Index Currencies,

if, in the commercially reasonable judgment of the Managing Owner, such an instrument tends to exhibit trading prices that correlate with the DX Contract.

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Unit”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Annual Report (the “Annual Report”) covers the years ended December 31, 2020, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to shareholders. No distributions were paid for the year ended December 31, 2020.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2020	2019	2018
Distribution per General Share	$—	$0.52612	$0.27586
Distribution per Share	$—	$0.52612	$0.27586
Distributions paid to General Shares	$—	$21	$9
Distributions paid to Shares	$—	$5,050,752	$5,572,374

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2020, 2019 and 2018, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2020, 2019, and 2018, were less than $5.00, $6.00 and $6.00, respectively per round-turn trade.

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

The Managing Owner waived fees of $525,230, $102,795 and $114,990 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, appointed DWS Investment Management Americas, Inc. (“DIMA”) to serve as the index sponsor (the “Index Sponsor”) for periods prior to January 31, 2021. On February 1, 2021, the provision of index sponsor services transferred back to Deutsche Bank Securities, Inc. from DIMA, to whom Deutsche Bank Securities, Inc. had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2020 and 2019.

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

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$119,984,182	$—	$119,984,182
Exchange-Traded Fund	49,876,240	—	—	49,876,240
Money Market Mutual Fund	195,533,756	—		195,533,756
Total Investments in Securities	245,409,996	119,984,182	—	365,394,178
Other Investments - Liabilities (a)
Currency Futures Contracts	(3,888,484)	—	—	(3,888,484)
Total Investments	$241,521,512	$119,984,182	$—	$361,505,694

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$123,646,647	$—	$123,646,647
Exchange-Traded Fund	79,893,780	—	—	79,893,780
Money Market Mutual Fund	25,736,227	—	—	25,736,227
Total Investments in Securities	105,630,007	123,646,647	—	229,276,654
Other Investments - Liabilities (a)
Currency Futures Contracts	(1,815,323)	—	—	(1,815,323)
Total Investments	$103,814,684	$123,646,647	$—	$227,461,331

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(3,888,484)	$—	$(1,815,323)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019	2018
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(50,897,716)	$5,422,705	$29,619,708
	Net Change in Unrealized Gain (Loss)	(2,073,161)	2,719,194	3,438,120
Total		$(52,970,877)	$8,141,899	$33,057,828

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2020	2019	2018
Average Notional Value	$519,921,403	$347,110,169	$525,330,594

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$(30,131,244)	$103,882	$30,293		$49,876,240	$601,896
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	741,191,518	(545,657,762)	—	—		195,533,756	10,369
Invesco Premier U.S. Government Money Portfolio, Institutional Class	25,736,227	1,566,305,879	(1,592,042,106)	—	—		—	665,495
Total	$105,630,007	$2,307,497,397	$(2,167,831,112)	$103,882	$30,293	(a)	$245,409,996	$1,277,760

(a)	Includes $20,471 of capital gains distributions from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,818,080	$—	$—	$75,700	$11,446		$79,893,780	$1,780,629
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	22,398,721	766,376,656	(763,039,150)	—	—		25,736,227	414,805
Total	$102,216,801	$766,376,656	$(763,039,150)	$75,700	$11,446	(a)	$105,630,007	$2,195,434

(a)	Includes $11,446 of capital gains distributions from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2018.

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2018	Dividend Income
Invesco Treasury Collateral ETF	$79,689,390	$—	$—	$128,690	$—	$79,818,080	$1,348,467
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	1,322,308	722,071,670	(700,995,257)	—	—	22,398,721	499,837
Total	$81,011,698	$722,071,670	$(700,995,257)	$128,690	$—	$102,216,801	$1,848,304

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2020, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	For the Years Ended December 31,
	2020	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$25.95	$25.48	$24.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(1.63)	0.61	1.50
Net investment income (loss) (b)	(0.07)	0.39	0.26
Net income (loss)	(1.70)	1.00	1.76
Less:
Return of capital distributions	—	(0.53)	(0.28)
Net asset value per Share, end of period	$24.25	$25.95	$25.48
Market value per Share, beginning of period (c)	$25.98	$25.47	$24.04
Market value per Share, end of period (c)	$24.26	$25.98	$25.47

Ratio to average Net Assets
Net investment income (loss)	(0.28)%	1.47%	1.07%
Expenses, after waivers	0.68%	0.75%	0.76%
Expenses, prior to waivers	0.78%	0.78%	0.78%
Total Return, at net asset value (d)	(6.55)%	3.84%	7.31%
Total Return, at market value (d)	(6.62)%	4.05%	7.09%

(a)          Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts per share may not correlate with the Fund's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund's investments.

(b)	Based on average shares outstanding.
(c)	The mean between the last bid and ask prices.
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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 34 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 35 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2020, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Anna Paglia	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman	Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia, Mr. Krugman and Mr. Zerr.

The Board of Managers has established an Audit Committee with the following members: Ms. Paglia, Mr. Krugman and Mr. Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund’s compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Anna Paglia (46) has been Chief Executive Officer of the Managing Owner since June 2020. In this role, she has general oversight responsibilities for all of the Managing Owner’s business. Ms. Paglia has been a Member of the Board of Managers of the Managing Owner since June 2020. Additionally, Ms. Paglia is a Managing Director and Global Head of ETFs and Indexed Strategies of Invesco Ltd., a position in which she first began serving in June 2020. In these roles she is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Ms. Paglia also is responsible for managing the operations of the Invesco Funds. Previously, Ms. Paglia was Head of Legal, US ETFs at Invesco, beginning in September 2010. In that role, she was responsible for the registration and listing of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert and resource to the US ETF Board and personnel of the Managing Owner and providing day-to-day support to the Managing Owner. In addition, she was a team leader for, and provided legal support to, Invesco’s unit investment trusts. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master’s degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York. Ms. Paglia was listed as a principal of the Managing Owner on June 11, 2020.

Peter Hubbard (40) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (43) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd's executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr.

Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Annette Lege (51) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (50) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (44) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (58) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018.  Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since

June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (42) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts. In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

For the year ended December 31, 2020, the Fund incurred Management Fees of $3,868,226 of which $3,663,275 had been paid at December 31, 2020. Management Fees of $204,951 were unpaid at December 31, 2020 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2020, the Fund incurred brokerage commissions of $151,671 of which $146,812 had been paid at December 31, 2020. Brokerage commissions of $4,859 were unpaid at December 31, 2020 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund incurred Management Fees of $2,618,916 of which $2,465,134 had been paid at December 31, 2019. Management Fees of $153,782 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund incurred brokerage commissions of $77,432 of which $73,431 had been paid at December 31, 2019. Brokerage commissions of $4,001 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund incurred Management Fees of $3,972,128 of which $3,647,765 had been paid at December 31, 2018. Management Fees of $324,363 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund incurred brokerage commissions of $120,918 of which $116,264 had been paid at December 31, 2018. Brokerage commissions of $4,654 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2021, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2020 and 2019.

	Fiscal Years Ended December 31,
	2020	2019
Audit Fees	$78,660	$78,660
Audit-Related Fees (1)	8,500	10,000
Tax Fees (2)	219,312	187,388
All Other Fees	—	—
Total	$306,472	$276,048

(1) Audit-Related Fees for the years ended December 31, 2020 and 2019 include fees billed for reviewing regulatory filings.

(2) Tax Fees for the years ended December 31, 2020 and 2019 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 33 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[1]

4.1.1	Amendment No. 1 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Futures and Options Agreement [6]

10.2	Form of Administration Agreement [7]

10.3	Form of Global Custody Agreement [7]

10.4	Form of Transfer Agency and Service Agreement [8]

10.5	Distribution Services Agreement [9]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EXHIBIT NO.	DESCRIPTION

101 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund—December 31, 2020 and December 31, 2019, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2020, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2019, (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2020, 2019 and 2018, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2020, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2019, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2018, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2020, 2019 and 2018, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bullish Fund.

Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline

XBRL

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 10-Q on November 6, 2020 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 10-K on February 28, 2020 and incorporated herein by reference.
6	Previously filed as an exhibit to Form 8-K on February 22, 2016 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.
8	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.

9        Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 25, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 25, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 25, 2021

/s/ JOHN ZERR John Zerr	Manager	February 25, 2021

*The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.