Form 10-Q
period 2021-06-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2021-08-06
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of outstanding Shares as of June 30, 2021: 17,300,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $144,984,356 and $119,977,583, respectively)	$144,987,401	$119,984,182
Affiliated investments, at value (cost $283,479,784 and $245,419,058, respectively)	283,470,722	245,409,996
Other investments:
Variation margin receivable- Currency Futures Contracts	1,814,670	998,130
Receivable for:
Dividends from affiliates	4,496	3,317
Total assets	$430,277,289	$366,395,625
Liabilities
Payable for:
Management fees	$246,711	$204,951
Brokerage commissions and fees	5,002	4,859
Total liabilities	251,713	209,810
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	994	970
Shareholders' equity—Shares	430,024,582	366,184,845
Total shareholders' equity	430,025,576	366,185,815
Total liabilities and equity	$430,277,289	$366,395,625
General Shares outstanding	40	40
Shares outstanding	17,300,000	15,100,000
Net asset value per share	$24.86	$24.25
Market value per share	$24.84	$24.26

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

June 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.040% due August 5, 2021	7.91%	$33,998,710	$34,000,000
U.S. Treasury Bills, 0.050% due August 12, 2021	5.12	21,998,781	22,000,000
U.S. Treasury Bills, 0.025% due September 9, 2021(b)	9.77	41,996,611	42,000,000
U.S. Treasury Bills, 0.050% due October 7, 2021	5.11	21,997,455	22,000,000
U.S. Treasury Bills, 0.035% due November 4, 2021	5.81	24,995,844	25,000,000
Total United States Treasury Obligations (cost $144,984,356)	33.72%	$144,987,401
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	11.60%	$49,876,240	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $233,594,482)(c)(d)	54.32	233,594,482	233,594,482
Total Affiliated Investments (cost $283,479,784)	65.92%	$283,470,722
Total Investments in Securities (cost $428,464,140)	99.64%	$428,458,123

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $19,998,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2021.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	4,653	September- 2021	$430,081,443	$10,695,625	$10,695,625

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.085% due February 11, 2021	27.30%	$99,994,722	$100,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021(b)	5.46	19,989,460	20,000,000
Total United States Treasury Obligations (cost $119,977,583)	32.76%	$119,984,182
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	13.62%	$49,876,240	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $195,533,756)(c)(d)	53.40	195,533,756	195,533,756
Total Affiliated Investments (cost $245,419,058)	67.02%	$245,409,996
Total Investments in Securities (cost $365,396,641)	99.78%	$365,394,178

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $29,997,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income
Interest Income	$20,366	$187,196	$42,950	$711,708
Dividends from Affiliates	13,773	457,439	35,325	1,169,671
Total Income	34,139	644,635	78,275	1,881,379
Expenses
Management Fees	717,639	1,556,146	1,402,228	2,209,853
Brokerage Commissions and Fees	24,112	52,683	51,215	87,231
Interest Expense	606	2,879	1,078	4,310
Total Expenses	742,357	1,611,708	1,454,521	2,301,394
Less: Waivers	(12,988)	(264,893)	(62,020)	(345,798)
Net Expenses	729,369	1,346,815	1,392,501	1,955,596
Net Investment Income (Loss)	(695,230)	(702,180)	(1,314,226)	(74,217)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(7,785)	—	(7,785)
Currency Futures Contracts	(6,643,197)	(28,701,297)	(3,541,320)	(25,053,793)
Net Realized Gain (Loss)	(6,643,197)	(28,709,082)	(3,541,320)	(25,061,578)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(18,230)	(144,206)	(3,554)	(54,212)
Affiliated Investments	(7,080)	(295,230)	—	196,820
Currency Futures Contracts	4,687,145	11,661,759	14,584,109	5,906,920
Net Change in Unrealized Gain (Loss)	4,661,835	11,222,323	14,580,555	6,049,528
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(1,981,362)	(17,486,759)	11,039,235	(19,012,050)
Net Income (Loss)	$(2,676,592)	$(18,188,939)	$9,725,009	$(19,086,267)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2021	40	$1,004	15,000,000	$376,679,778	$376,680,782
Purchases of Shares			5,400,000	132,105,243	132,105,243
Redemption of Shares			(3,100,000)	(76,083,857)	(76,083,857)
Net Increase (Decrease) due to Share Transactions			2,300,000	56,021,386	56,021,386
Net Income (Loss)
Net Investment Income (Loss)		(1)		(695,229)	(695,230)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(18)		(6,643,179)	(6,643,197)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		9		4,661,826	4,661,835
Net Income (Loss)		(10)		(2,676,582)	(2,676,592)
Net Change in Shareholders' Equity	—	(10)	2,300,000	53,344,804	53,344,794
Balance at June 30, 2021	40	$994	17,300,000	$430,024,582	$430,025,576

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$970	15,100,000	$366,184,845	$366,185,815
Purchases of Shares			14,200,000	348,465,413	348,465,413
Redemption of Shares			(12,000,000)	(294,350,661)	(294,350,661)
Net Increase (Decrease) due to Share Transactions			2,200,000	54,114,752	54,114,752
Net Income (Loss)
Net Investment Income (Loss)		(3)		(1,314,223)	(1,314,226)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(9)		(3,541,311)	(3,541,320)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		36		14,580,519	14,580,555
Net Income (Loss)		24		9,724,985	9,725,009
Net Change in Shareholders' Equity	—	24	2,200,000	63,839,737	63,839,761
Balance at June 30, 2021	40	$994	17,300,000	$430,024,582	$430,025,576

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$9,725,009	$(19,086,267)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(124,963,832)	(378,638,494)
Proceeds from securities sold and matured	100,000,000	329,961,671
Cost of affiliated investments purchased	(448,948,844)	(1,375,683,621)
Proceeds from affiliated investments sold	410,888,118	1,185,311,252
Net accretion of discount on United States Treasury Obligations	(42,941)	(710,460)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	7,785
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	3,554	(142,608)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(816,540)	(97,712)
Dividends from affiliates	(1,179)	7,548
Management fees	41,760	171,715
Brokerage commissions and fees	143	25
Net cash provided by (used in) operating activities	(54,114,752)	(258,899,166)
Cash flows from financing activities:
Proceeds from purchases of Shares	348,465,413	1,213,551,062
Redemption of Shares	(294,350,661)	(964,679,687)
Net cash provided by (used in) financing activities	54,114,752	248,871,375
Net change in cash	—	(10,027,791)
Cash at beginning of period	—	10,505,074
Cash at end of period	$—	$477,283
Supplemental disclosure of cash flow information
Cash paid for interest	$1,078	$4,310

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

June 30, 2021

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2021 and 2020.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and six months ended June 30, 2021 and 2020.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2021 and 2020, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2021 and 2020, respectively.

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

The Managing Owner waived fees of $12,988 and $62,020 for the three and six months ended June 30, 2021, respectively. The Managing Owner waived fees of $264,893 and $345,798 for the three and six months ended June 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$144,987,401	$—	$144,987,401
Exchange-Traded Fund	49,876,240	—	—	49,876,240
Money Market Mutual Fund	233,594,482	—		233,594,482
Total Investments in Securities	283,470,722	144,987,401	—	428,458,123
Other Investments - Assets (a)
Currency Futures Contracts	10,695,625	—	—	10,695,625
Total Investments	$294,166,347	$144,987,401	$—	$439,153,748

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$119,984,182	$—	$119,984,182
Exchange-Traded Fund	49,876,240	—	—	49,876,240
Money Market Mutual Fund	195,533,756	—		195,533,756
Total Investments in Securities	245,409,996	119,984,182	—	365,394,178
Other Investments - Liabilities (a)
Currency Futures Contracts	(3,888,484)	—	—	(3,888,484)
Total Investments	$241,521,512	$119,984,182	$—	$361,505,694

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$10,695,625	$—	$—	$(3,888,484)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(6,643,197)	$(28,701,297)
	Net Change in Unrealized Gain (Loss)	4,687,145	11,661,759
Total		$(1,956,052)	$(17,039,538)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(3,541,320)	$(25,053,793)
	Net Change in Unrealized Gain (Loss)	14,584,109	5,906,920
Total		$11,042,789	$(19,146,873)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average Notional Value - Long	$388,274,250	$822,173,133	$380,764,290	$581,681,705

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,883,320	$—	$—	$(7,080)	$—	$49,876,240	$655
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	182,384,345	135,306,617	(84,096,480)	—	—	233,594,482	13,118
Total	$232,267,665	$135,306,617	$(84,096,480)	$(7,080)	$—	$283,470,722	$13,773

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$—	$—	$49,876,240	$8,075
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	195,533,756	448,948,844	(410,888,118)	—	—	233,594,482	27,250
Total	$245,409,996	$448,948,844	$(410,888,118)	$—	$—	$283,470,722	$35,325

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$80,385,830	$—	$—	$(295,230)	$—	$80,090,600	$182,914
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	764,794,582	496,692,333	(1,045,378,319)	—	—	216,108,596	274,525
Total	$845,180,412	$496,692,333	$(1,045,378,319)	$(295,230)	$—	$296,199,196	$457,439

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$—	$196,820	$—	$80,090,600	$515,911
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	25,736,227	1,375,683,621	(1,185,311,252)	—	—	216,108,596	653,760
Total	$105,630,007	$1,375,683,621	$(1,185,311,252)	$196,820	$—	$296,199,196	$1,169,671

Note 9 - Share Purchases and Redemptions

(a)	Purchases

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$25.11	$26.83	$24.25	$25.95
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.21)	(0.48)	0.70	0.38
Net investment income (loss) (b)	(0.04)	(0.02)	(0.09)	(0.00)
Net income (loss)	(0.25)	(0.50)	0.61	0.38
Net asset value per Share, end of period	$24.86	$26.33	$24.86	$26.33
Market value per Share, beginning of period (c)	$25.12	$26.83	$24.26	$25.98
Market value per Share, end of period (c)	$24.84	$26.33	$24.84	$26.33

Ratio to average Net Assets (d)
Net investment income (loss)	(0.73)%	(0.34)%	(0.70)%	(0.03)%
Expenses, after waivers	0.76%	0.65%	0.74%	0.66%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (e)	(1.00)%	(1.86)%	2.52%	1.50%
Total Return, at market value (e)	(1.11)%	(1.86)%	2.39%	1.35%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(54.1) million and $(258.9) million for the six months ended June 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2021, $125.0 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2020, $378.6 million was paid to purchase United States Treasury Obligations and $330.0 million was received from sales and maturing United States Treasury Obligations. $410.9 million was received from sales of affiliated investments and $448.9 million was paid to purchase affiliated investments during six months ended June 30, 2021. $1,185.3 million was received from sales of affiliated investments and $1,375.7 million was paid to purchase affiliated investments during the six months ended June 30, 2020. Unrealized appreciation (depreciation) on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $0.0 million and $(0.1) million during the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

         The Fund’s net cash flow provided by (used in) financing activities was $54.1 million and $248.9 million during the six months ended June 30, 2021 and 2020, respectively. This included $348.5 million and $1,213.6 million from Shares purchased by Authorized Participants and $294.4 million and $964.7 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

UUP - For the Three Months Ended June 30, 2021
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
-3.00%
-3.50%
-4.00%
-4.50%
Percentage Change
3/31/2021
6/30/2021
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP - For the Three Months Ended June 30, 2020
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Percentage Change
3/31/2020
6/30/2020
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP - For the Six Months Ended June 30, 2020
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2019
6/30/2020
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2021	2020	2021	2020
DX Contract	(0.82)%	(1.71)%	2.88%	1.59%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the three months ended June 30, 2021, the NYSE Arca market value of each Share decreased from $25.12 per Share to $24.84 per Share. The Share price low and high for the three months ended June 30, 2021 and related change from the Share price on March 31, 2021 was as follows: Shares traded at a low of $24.13 per Share (-3.94%) on May 25, 2021, and a high of $25.04 per Share (-0.32%) on April 1, 2021. The total return for the Fund on a market value basis was -1.11%.

For the three months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $26.83 per Share to

$26.33 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on

March 31, 2020 was as follows: Shares traded at a low of $25.94 per Share (-3.32%) on June 10, 2020, and a high of $27.31 per Share

(+1.81%) on April 6, 2020. The total return for the Fund on a market value basis was -1.86%.

Fund Share Net Asset Performance

For the three months ended June 30, 2021, the NAV of each Share decreased from $25.11 per Share to $24.86 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended June 30, 2021 contributed to a 0.83% decrease in the level of the Index and to a 0.82% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -1.00%.

Net income (loss) for the three months ended June 30, 2021 was $(2.7) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(6.6) million, net change in unrealized gain (loss) of $4.7 million and net operating expenses of $0.7 million.

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

$1.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

     Fund Share Price Performance

          For the six months ended June 30, 2021, the NYSE Arca market value of each Share increased from $24.26 per Share to $24.84 per Share. The Share price low and high for the six months ended June 30, 2021 and related change from the Share price on

December 31, 2020 was as follows: Shares traded at a low of $24.11 per Share (-0.62%) on January 6, 2021, and a high of $25.13 per

Share (+3.59%) on March 30, 2021. The total return for the Fund on a market value basis was +2.39%.

          For the six months ended June 30, 2020, the NYSE Arca market value of each Share increased from $25.98 per Share to $26.33 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on

December 31, 2019 was as follows: Shares traded at a low of $25.71 per Share (-1.02%) on March 9, 2020, and a high of $28.10 per

Share (+8.16%) on March 19, 2020. The total return for the Fund on a market value basis was +1.35%.

     Fund Share Net Asset Performance

          For the six months ended June 30, 2021, the NAV of each Share increased from $24.25 per Share to $24.86 per Share. Rising currency futures contract prices for long DX Contracts during the six months ended June 30, 2021 contributed to a 2.86% increase in the level of the Index and to a 2.88% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was

+2.52%.

          Net income (loss) for the six months ended June 30, 2021 was $9.7 million, primarily resulting from $0.1 million of income,

net realized gain (loss) of $(3.5) million, net change in unrealized gain (loss) of $14.6 million and net operating expenses of $1.4 million.

          For the six months ended June 30, 2020, the NAV of each Share increased from $25.94 per Share to $26.33 per Share. Rising currency futures contract prices for long DX Contracts during the six months ended June 30, 2020 contributed to a 1.26% increase in the level of the Index and to a 1.59% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +1.50%.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2021.

				For the Six Months Ended June 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$430,025,576	0.29%	$2,872,442	16

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$366,185,815	0.39%	$3,300,262	56

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2021 to April 30, 2021	800,000	$24.67
May 1, 2021 to May 31, 2021	1,400,000	24.48
June 1, 2021 to June 30, 2021	900,000	24.52
Total	3,100,000	$24.54

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — June 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — June 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’

Equity of Invesco US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2021 (Unaudited), (viii) the

Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bullish Fund— For the Six Months Ended June

30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —June 30, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 5, 2021		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 5, 2021		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools