Form 10-Q
period 2021-09-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2021-11-05
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of outstanding Shares as of September 30, 2021: 19,300,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost 182,989,694 and $119,977,583, respectively)	$182,993,964	$119,984,182
Affiliated investments, at value (cost $306,158,232 and $245,419,058, respectively)	306,144,450	245,409,996
Other investments:
Variation margin receivable- Currency Futures Contracts	—	998,130
Receivable for:
Dividends from affiliates	4,962	3,317
Total assets	$489,143,376	$366,395,625
Liabilities
Other Investments:
Variation margin payable - Currency Futures Contracts	$585,453	—
Payable for:
Management fees	266,680	204,951
Brokerage commission and fees	—	4,859
Total liabilities	852,133	209,810
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,012	970
Shareholders' equity—Shares	488,290,231	366,184,845
Total shareholders' equity	488,291,243	366,185,815
Total liabilities and equity	$489,143,376	$366,395,625
General Shares outstanding	40	40
Shares outstanding	19,300,000	15,100,000
Net asset value per share	$25.30	$24.25
Market value per share	$25.31	$24.26

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

September 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.050% due October 7, 2021	4.51%	$21,999,902	$22,000,000
U.S. Treasury Bills, 0.050% due November 4, 2021	5.12	24,998,682	25,000,000
U.S. Treasury Bills, 0.045% due December 2, 2021	5.53	26,998,837	27,000,000
U.S. Treasury Bills, 0.045% due December 9, 2021	3.48	16,999,340	17,000,000
U.S. Treasury Bills, 0.040% due January 6, 2022(b)	5.53	26,997,978	27,000,000
U.S. Treasury Bills, 0.050% due January 20, 2022	4.10	19,998,037	20,000,000
U.S. Treasury Bills, 0.055% due February 3, 2022	5.73	28,004,210	28,008,100
U.S. Treasury Bills, 0.050% due March 10, 2022	3.48	16,996,978	17,000,000
Total United States Treasury Obligations (cost $182,989,694)	37.48%	$182,993,964
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	10.21%	$49,871,520	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $256,272,930)(c)(d)	52.48	256,272,930	256,272,930
Total Affiliated Investments (cost $306,158,232)	62.69%	$306,144,450
Total Investments in Securities (cost $489,147,926)	100.17%	$489,138,414

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $26,997,300 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2021.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	5,181	December- 2021	$488,257,440	$8,564,400	$8,564,400

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income
Interest Income	$21,909	$34,017	$64,859	$745,725
Dividends from Affiliates	15,820	71,137	51,145	1,240,808
Total Income	37,729	105,154	116,004	1,986,533
Expenses
Management Fees	876,057	790,743	2,278,285	3,000,596
Brokerage Commissions and Fees	2,891	31,442	54,106	118,673
Interest Expense	560	994	1,638	5,304
Total Expenses	879,508	823,179	2,334,029	3,124,573
Less: Waivers	(10,057)	(103,294)	(72,077)	(449,092)
Net Expenses	869,451	719,885	2,261,952	2,675,481
Net Investment Income (Loss)	(831,722)	(614,731)	(2,145,948)	(688,948)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(596)	—	(8,381)
Currency Futures Contracts	11,195,317	(11,617,887)	7,653,997	(36,671,680)
Net Realized Gain (Loss)	11,195,317	(11,618,483)	7,653,997	(36,680,061)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,225	8,761	(2,329)	(45,451)
Affiliated Investments	(4,720)	(52,990)	(4,720)	143,830
Currency Futures Contracts	(2,131,225)	(2,916,978)	12,452,884	2,989,942
Net Change in Unrealized Gain (Loss)	(2,134,720)	(2,961,207)	12,445,835	3,088,321
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	9,060,597	(14,579,690)	20,099,832	(33,591,740)
Net Income (Loss)	$8,228,875	$(15,194,421)	$17,953,884	$(34,280,688)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2021	40	$994	17,300,000	$430,024,582	$430,025,576
Purchases of Shares			4,500,000	112,416,781	112,416,781
Redemption of Shares			(2,500,000)	(62,379,989)	(62,379,989)
Net Increase (Decrease) due to Share Transactions			2,000,000	50,036,792	50,036,792
Net Income (Loss)
Net Investment Income (Loss)		(2)		(831,720)	(831,722)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		27		11,195,290	11,195,317
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(7)		(2,134,713)	(2,134,720)
Net Income (Loss)		18		8,228,857	8,228,875
Net Change in Shareholders' Equity	—	18	2,000,000	58,265,649	58,265,667
Balance at September 30, 2021	40	$1,012	19,300,000	$488,290,231	$488,291,243

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$970	15,100,000	$366,184,845	$366,185,815
Purchases of Shares			18,700,000	460,882,194	460,882,194
Redemption of Shares			(14,500,000)	(356,730,650)	(356,730,650)
Net Increase (Decrease) due to Share Transactions			4,200,000	104,151,544	104,151,544
Net Income (Loss)
Net Investment Income (Loss)		(5)		(2,145,943)	(2,145,948)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		18		7,653,979	7,653,997
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		29		12,445,806	12,445,835
Net Income (Loss)		42		17,953,842	17,953,884
Net Change in Shareholders' Equity	—	42	4,200,000	122,105,386	122,105,428
Balance at September 30, 2021	40	$1,012	19,300,000	$488,290,231	$488,291,243

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$17,953,884	$(34,280,688)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(260,947,261)	(498,601,113)
Proceeds from securities sold and matured	198,000,000	502,956,809
Cost of affiliated investments purchased	(605,856,358)	(2,120,361,361)
Proceeds from affiliated investments sold	545,117,184	1,605,246,385
Net accretion of discount on United States Treasury Obligations	(64,850)	(744,477)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	8,381
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	7,049	(98,379)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	1,583,583	(829,573)
Dividends from affiliates	(1,645)	25,682
Management fees	61,729	100,807
Brokerage commissions and fees	(4,859)	1,380
Net cash provided by (used in) operating activities	(104,151,544)	(546,576,147)
Cash flows from financing activities:
Proceeds from purchases of Shares	460,882,194	1,670,462,684
Redemption of Shares	(356,730,650)	(1,134,391,611)
Net cash provided by (used in) financing activities	104,151,544	536,071,073
Net change in cash	—	(10,505,074)
Cash at beginning of period	—	10,505,074
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,638	$5,304

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2021

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and nine months ended September 30, 2021 and 2020.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2021 and 2020, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2021 and 2020, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2018.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.75% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive indefinitely the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs. The Managing Owner may terminate this fee waiver on 60 days’ notice.

The Managing Owner waived fees of $10,057 and $72,077 for the three and nine months ended September 30, 2021, respectively. The Managing Owner waived fees of $103,294 and $449,092 for three and nine months ended September 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$182,993,964	$—	$182,993,964
Exchange-Traded Fund	49,871,520	—	—	49,871,520
Money Market Mutual Fund	256,272,930	—		256,272,930
Total Investments in Securities	306,144,450	182,993,964	—	489,138,414
Other Investments - Assets (a)
Currency Futures Contracts	8,564,400	—	—	8,564,400
Total Investments	$314,708,850	$182,993,964	$—	$497,702,814

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$119,984,182	$—	$119,984,182
Exchange-Traded Fund	49,876,240	—	—	49,876,240
Money Market Mutual Fund	195,533,756	—		195,533,756
Total Investments in Securities	245,409,996	119,984,182	—	365,394,178
Other Investments - Liabilities (a)
Currency Futures Contracts	(3,888,484)	—	—	(3,888,484)
Total Investments	$241,521,512	$119,984,182	$—	$361,505,694

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$8,564,400	$—	$—	$(3,888,484)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$11,195,317	$(11,617,887)
	Net Change in Unrealized Gain (Loss)	(2,131,225)	(2,916,978)
Total		$9,064,092	$(14,534,865)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$7,653,997	$(36,671,680)
	Net Change in Unrealized Gain (Loss)	12,452,884	2,989,942
Total		$20,106,881	$(33,681,738)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average Notional Value - Long	$464,859,706	$492,629,271	$409,470,741	$557,890,778

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2021.

	Value 06/30/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$(4,720)	$—	$49,871,520	$—
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	233,594,482	156,907,514	(134,229,066)	—	—	256,272,930	15,820
Total	$283,470,722	$156,907,514	$(134,229,066)	$(4,720)	$—	$306,144,450	$15,820

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$(4,720)	$—	$49,871,520	$8,075
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	195,533,756	605,856,358	(545,117,184)	—	—	256,272,930	43,070
Total	$245,409,996	$605,856,358	$(545,117,184)	$(4,720)	$—	$306,144,450	$51,145

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$80,090,600	$—	$—	$(52,990)	$—	$80,037,610	$58,024
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	216,108,596	190,622,258	(406,730,854)	—	—	—	11,735
Invesco Government & Agency Portfolio, Institutional Class	—	554,055,482	$(13,204,279)	—	—	540,851,203	1,378
Total	$296,199,196	$744,677,740	$(419,935,133)	$(52,990)	$—	$620,888,813	$71,137

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$—	$143,830	$—	$80,037,610	$573,935
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	25,736,227	1,566,305,879	(1,592,042,106)	—	—	—	665,495
Invesco Government & Agency Portfolio, Institutional Class	—	554,055,482	$(13,204,279)	—	—	540,851,203	1,378
Total	$105,630,007	$2,120,361,361	$(1,605,246,385)	$143,830	$—	$620,888,813	$1,240,808

Note 9 - Share Purchases and Redemptions

(a)	Purchases

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$24.86	$26.33	$24.25	$25.95
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.48	(0.93)	1.18	(0.56)
Net investment income (loss) (b)	(0.04)	(0.04)	(0.13)	(0.03)
Net income (loss)	0.44	(0.97)	1.05	(0.59)
Net asset value per Share, end of period	$25.30	$25.36	$25.30	$25.36
Market value per Share, beginning of period (c)	$24.84	$26.33	$24.26	$25.98
Market value per Share, end of period (c)	$25.31	$25.35	$25.31	$25.35

Ratio to average Net Assets (d)
Net investment income (loss)	(0.71)%	(0.58)%	(0.71)%	(0.17)%
Expenses, after waivers	0.74%	0.68%	0.74%	0.67%
Expenses, prior to waivers	0.75%	0.78%	0.77%	0.78%
Total Return, at net asset value (e)	1.77%	(3.69)%	4.33%	(2.27)%
Total Return, at market value (e)	1.89%	(3.72)%	4.33%	(2.43)%

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

         As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(104.2) million and $(546.6) million for the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2021, $260.9 million was paid to purchase United States Treasury Obligations and $198.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2020, $498.6 million was paid to purchase United States Treasury Obligations and $503.0 million was received from sales and maturing United States Treasury Obligations. $545.1 million was received from sales of affiliated investments and $605.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2021. $1,605.2 million was received from sales of affiliated investments and $2,120.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. Unrealized appreciation (depreciation) on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $0.0 million and ($0.0) million during the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

         The Fund’s net cash flow provided by (used in) financing activities was $104.2 million and $536.0 million during the nine months ended September 30, 2021 and 2020, respectively. This included $460.9 million and $1,670.5 million from Shares purchased by Authorized Participants and $356.7 million and $1,134.4 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

UUP - For the Three Months Ended September 30, 2021
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
Percentage Change
6/30/2021
9/30/2021
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP - For the Three Months Ended September 30, 2020
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Percentage Change
6/30/2020
9/30/2020
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP - For the Nine Months Ended September 30, 2021
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
12/31/2020
9/30/2021
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP - For the Nine Months Ended September 30, 2020
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
12/31/2019
9/30/2020
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2021	2020	2021	2020
DX Contract	1.98%	(3.49)%	4.91%	(1.95)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the three months ended September 30, 2021, the NYSE Arca market value of each Share increased from $24.84 per Share to $25.31 per Share. The Share price low and high for the three months ended September 30, 2021 and related change from the Share price on June 30, 2021 was as follows: Shares traded at a low of $24.70 per Share (-0.56%) on July 29, 2021, and a high of $25.35 per Share (+2.05%) on September 29, 2021. The total return for the Fund on a market value basis was +1.89%.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2021, the NAV of each Share increased from $24.86 per Share to $25.30 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended September 30, 2021 contributed to a

1.97% increase in the level of the Index and to a 1.98% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +1.77%.

Net income (loss) for the three months ended September 30, 2021 was $8.2 million, primarily resulting from $0.0 million of income, net realized gain (loss) of $11.2 million, net change in unrealized gain (loss) of ($2.1) million and net operating expenses of $0.9 million.

For the three months ended September 30, 2020, the NAV of each Share decreased from $26.33 per Share to $25.36 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended September 30, 2020 contributed to a 3.51% decrease in the level of the Index and to a 3.49% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -3.69%.

          Net income (loss) for the three months ended September 30, 2020 was $(15.2) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(11.6) million, net change in unrealized gain (loss) of $(3.0) million and net operating expenses of

$0.7 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

     Fund Share Price Performance

          For the nine months ended September 30, 2021, the NYSE Arca market value of each Share increased from $24.26 per Share to $25.31 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $24.11 per Share (-0.62%) on January 6, 2021, and a high of $25.35 per Share (+4.49%) on September 29, 2021. The total return for the Fund on a market value basis was +4.33%.

          For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $25.98 per Share to $25.35 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of 24.91 per Share (-4.12%) on August 31, 2020, and a high of $28.10 per Share (+8.16%) on March 19, 2020. The total return for the Fund on a market value basis was -2.43%.

     Fund Share Net Asset Performance

          For the nine months ended September 30, 2021, the NAV of each Share increased from $24.25 per Share to $25.30 per Share. Rising currency futures contract prices for long DX Contracts during the nine months ended September 30, 2021 contributed to a 4.88% increase in the level of the Index and to a 4.91% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +4.33%.

          Net income (loss) for the nine months ended September 30, 2021 was $17.9 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $7.7 million, net change in unrealized gain (loss) of $12.4 million and net operating expenses of $2.3 million.

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the number of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date. The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2021.

				For the Nine Months Ended September 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$488,291,243	0.27%	$3,083,594	20

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$366,185,815	0.39%	$3,300,262	56

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	-	-
August 1, 2021 to August 31, 2021	1,000,000	24.93
September 1, 2021 to September 30, 2021	1,500,000	24.97
Total	2,500,000	$24.95

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — September 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — September 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’

Equity of Invesco US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2021 (Unaudited), (viii) the

Statement of Changes in Shareholders’ Equity of Invesco US Dollar Index Bullish Fund— For the Nine Months Ended September 30, 2020  (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —September 30, 2021.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 4, 2021		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 4, 2021		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools