Form 10-K
period 2021-12-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2022-02-25
CIK 1383151, 1371571

R

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $429,732,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2022: 27,100,000

i

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

Invesco Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation or depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as ETFs and has been managing non-commodity futures based ETFs since 2003 and a commodity futures based ETF since 2014. The Managing Owner serves as the commodity pool operator, and commodity trading advisor of the Trust and the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of, and approved as a swap firm by, the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

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

The Commodity Trading Advisor

The Managing Owner serves as the commodity trading advisor to the Fund. Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, served as a commodity trading advisor of the Fund during a portion of the periods covered by this report and is an affiliate of the Managing Owner. The Managing Owner may have utilized the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers received no compensation for providing this service. As of April 8, 2019, Invesco Advisers no longer serves as a commodity trading advisor of the Fund.

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as a futures commission merchant (“FCM”) and is a member of the NFA in such capacity.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $5.00, $5.00 and $6.00 per round-turn trade1 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Shareholders are afforded certain rights for reparations under the Commodity Exchange Act. Shareholders may also be able to maintain a private right of action for certain violations of the Commodity Exchange Act. The CFTC has adopted rules implementing the reparation provisions of the Commodity Exchange Act which provide that any person may file a complaint for a reparations award with the CFTC for violation of the Commodity Exchange Act against a floor broker, FCM, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the Commodity Exchange Act, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for derivatives professionals. NFA members are subject to NFA standards relating to fair trade practices, market integrity, and consumer protection. As the self-regulatory body of the derivatives industry, the NFA promulgates rules governing the conduct of derivatives professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, FCMs, introducing brokers, and swap dealers, among others, and their respective associated persons, as applicable, and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

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

Summary of Risk Factors

•The novel coronavirus (“COVID-19”) has disrupted the global economy, causing high unemployment rates, illnesses and deaths, travel restrictions, and government emergency actions. The ongoing effects of COVID-19 are unpredictable and may result in significant and prolonged effects on the Fund’s performance.

•Past performance is not necessarily indicative of future results; all or substantially all of an investment in the Fund could be lost.

•The Fund’s trading of futures contracts takes place in very volatile markets.

•Investments in foreign exchange related products are subject to many factors which contribute to potential volatility, including, but not limited to:

•National debt levels and trade deficits, including changes in balances of payments and trade;

•Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•Currency exchange rates;

•Investment and trading activities of mutual funds, hedge funds and currency funds;

•Global or regional political, economic or financial events and situations;

•Supply and demand changes which influence the foreign exchange rates of various currencies;

•Monetary policies of governments (including exchange control programs, restrictions on local exchanges or markets and limitations on foreign investment in a country or on investment by residents of a country in other countries), trade restrictions, currency devaluations and revaluations;

•Governmental intervention in the currency market, directly and by regulation, in order to influence currency prices; and

•Expectations among market participants that a currency’s value soon will change.

•The Fund is subject to fees and expenses in the aggregate amount of approximately 0.78% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income exceed such fees and expenses.

•   DX Contracts are not subject to position limits imposed by the CFTC and/or futures exchange rules. There can be no assurance that the DX Contracts will not become subject to position limits. Should the Fund become subject to position limits with respect to its DX Contracts holdings, the Fund’s positions in DX Contracts might be required to be aggregated with positions in other accounts that the Managing Owner owns or for which it controls trading unless an exemption applies under the applicable regulations of the CFTC or the futures exchange on which the DX Contracts trade. Should the Fund become subject to position limits, the Fund’s ability to issue new Creation Units or to reinvest income in additional DX Contracts may be impaired or limited. This may adversely affect the correlation between the market price of the Shares and the NAV of the Fund, which could result in Shares trading at a premium or discount to the NAV of the Fund.

•There can be no assurance that the Fund will achieve profits or avoid losses, significant or otherwise.

•Performance of the Fund may not track the Index during particular periods or over the long term. Such tracking error may cause the Fund to outperform or underperform the Index.

•Disruptions in the ability to create or redeem Creation Units may adversely affect investors.

•Certain potential conflicts of interest exist between the Managing Owner, the Commodity Broker (as defined herein) and their affiliates and the Fund’s shareholders (“Shareholders”).

Although the Managing Owner attempts to monitor for conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that the conflicts will not, in fact, result in adverse consequences to the Fund and the Shareholders.

•The Fund’s NAV may not always correspond to the market price of the Shares and, as a result, Shares may trade at prices greater than NAV (at a premium), at NAV, or less than NAV (at a discount).

•Shareholders will be subject to taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions.

MARKET RISKS

Risk that the COVID-19 Pandemic Will Cause Continued Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, as well as the effectiveness and timing of distribution of vaccines, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak continues to evolve, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.17%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s annual volatility since inception.

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

The Fund’s Trading of DX Contracts May Adversely Affect the Price that the Fund Pays for DX Contracts.

The prices that the Fund pays for DX Contracts may be adversely affected by the trading of DX Contracts by other market participants. Transactions by other market participants may be based on their awareness of the Fund’s positions in DX Contracts. If other market participants are able to anticipate the timing of the Fund’s DX Contract transactions, for instance, they may be able to execute transactions in advance of the Fund.  If that were to occur, those market participants may receive more favorable pricing for their DX Contract transactions than the Fund does for its own, subsequent DX Contract transactions. If the Fund’s DX Contract positions represent a significant part of the open long interest in those DX Contracts, moreover, other market participants may take that fact into account and trade in a manner that adversely affects the prices that the Fund obtains when trading DX Contracts. The Fund may not be able to counteract adverse pricing effects of its own positions and transactions in DX Contracts.

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

Uncertainty Surrounding the United Kingdom’s Withdrawal from the European Union Could Adversely Affect an Investment in the Shares.

On January 31, 2020, the United Kingdom (“UK”) formally withdrew from the European Union (“EU”) (known as “Brexit”) and, after a transition period, left the EU single market and customs union under the terms of a new trade agreement on December 31, 2020. The agreement governs the new relationship between the UK and EU with respect to trading goods and services, but critical aspects of the relationship remain unresolved and subject to further negotiation and agreement. The complete impact of the new agreement, as well as the full scope and nature of the consequences of the exit, are not at this time known and are unlikely to be known for a significant period of time and may impact the future direction of the value of the Index Currencies included in the USDX® and, in turn, the Shares. These uncertainties could increase volatility in the market prices of the Index Currencies included in the USDX® and, in turn, the Shares.

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

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced occasionally have been unusually long and have lasted for multi-year drawdown periods.

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

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

The Commodity Exchange Act requires an FCM to segregate all funds received from customers from such FCM’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker.

The Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from a clearing member’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. In the event of a default of the clearing FCM’s other clients or the clearing FCM’s failure to extend its own funds in connection with any such default, a customer may not be able to recover the full amount of assets deposited by the clearing FCM with the clearing organization on the customer’s behalf. In addition, the protections afforded to cleared swaps customer collateral do not guarantee the full return of such collateral in the event of an FCM’s bankruptcy.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires FCMs, like the Commodity Broker, to implement and evaluate from time-to-time risk-based limits on futures position and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the United States Internal Revenue Service (the “IRS”) will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended (the “Code”), and/or the Federal Tax Regulations codified under 26 C.F.R., referred to herein as the Treasury Regulations, and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Fund is a partnership, which is generally not subject to U.S. federal income taxes. Rather, the partnership's taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them.  The Fund is subject to partnership audit rules in Subchapter C of Chapter 63 of the Code (the “Centralized Partnership Audit Regime”).  Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level, and if the IRS determines an adjustment, the default rule is that the Fund would pay an “imputed underpayment” including interest and penalties, if applicable.  The Fund may instead elect to make a “push-out” election, in which case the shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

No Deduction for Qualified Publicly Traded Partnership Income.

For taxable years beginning before January 1, 2026, there is a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(4) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable in determining taxable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

Regulated Investment Company Investors Will Be Treated as Owning a Proportionate Share of the Fund’s Assets and Will Take into Account Its Allocable Share of the Fund’s Items of Income, Gain, Loss and Deduction.

The Fund does not believe that it will be classified as a qualified publicly traded partnership within the meaning of Section 851(h) of the Code. Accordingly, a regulated investment company within the meaning of Subchapter M of the Code (a “RIC”) that invests in Shares will be treated as owning a proportionate share of the Fund’s assets and will take into account its allocable share of the Fund’s items of income, gain, loss, and deduction when testing the various compliance requirements specifically applicable to RICs. RIC investors face a risk that future Treasury Regulations will recharacterize foreign currency gains received by them as nonqualifying income and be retroactive in application. Notwithstanding the above, the Fund anticipates that income recognized by a RIC in respect of their investment in the Fund should be treated as qualifying income for purposes of Section 851(b)(2) of the Code.

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

OTHER RISKS

An Insolvency Resulting from Another Series of the Trust or the Trust Itself May Have a Material Adverse Effect on the Fund.

The Fund is a series of a Delaware statutory trust. Pursuant to Delaware law, the organization of the Trust provides that the assets and liabilities of the Fund are separate from the assets and liabilities of the other series of the Trust, as well as the larger Trust itself. Though such organization may, under state law, protect the assets of the Fund in an insolvency action brought by the creditors of the other series of the Trust, this may be insufficient to protect the assets of the Fund from such creditors in an insolvency action in federal court, or in a court in a foreign jurisdiction. Accordingly, an insolvency resulting from the other series of the Trust or the Trust itself may have a material adverse effect on the Fund.

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

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance Is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor and the Distributor. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

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

Because the Managing Owner and the Distributor are affiliates, the Managing Owner has a disincentive to replace the Distributor. Furthermore, the Managing Owner did not conduct an arm’s length negotiation when it retained the Distributor.

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

Holders

As of January 31, 2022, the Fund had 101 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2021 to October 31, 2021	2,000,000	$25.15
November 1, 2021 to November 30, 2021	600,000	25.46
December 1, 2021 to December 31, 2021	200,000	25.74
Total	2,800,000	$25.26

ITEM 6. RESERVED

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

Overview/Introduction

Invesco Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in ETFs (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The Commodity Broker, when acting as the Fund’s FCM in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Fund does not have any material cash requirements as of the end of the latest fiscal period. The Fund is unaware of any known material trends, favorable or unfavorable, in the Fund’s capital resources.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BofA Securities., Inc, BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(328.3) million and $(192.2) million for the years ended December 31, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2021, $261.0 million was paid to purchase United States Treasury Obligations and $289.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2020, $668.5 million was paid to purchase United States Treasury Obligations and $672.9 million was received from sales and maturing United States Treasury Obligations. $619.4 million was received from sales of affiliated investments and $1,000.5 million was paid to purchase affiliated investments during the year ended December 31, 2021. $2,167.8 million was received from sales of affiliated investments and $2,307.5 million was paid to purchase affiliated investments during the year ended December 31, 2020. Unrealized appreciation on United States Treasury Obligations and Affiliated Investments increased (decreased) Net cash provided by operating activities by $0.0 million and $(0.1) million during the years ended December 31, 2021 and 2020, respectively. Variation margin- Currency Futures Contracts increased (decreased) Net cash provided by operating activities by $3.8 million and $(1.8) million during the years ended December 31, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $328.3 million and $181.7 million during the years ended December 31, 2021 and 2020, respectively. This included $755.8 million and $1,863.2 million from the sale of Shares to Authorized Participants and $427.4 million and $1,681.5 million from Shares redeemed by Authorized Participants during the years ended December 31, 2021 and 2020, respectively. There were no distributions paid to shareholders during the years ended December 31, 2021 and 2020, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

UUP - For the Year Ended December 31, 2021
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
12/31/2020
12/31/2021
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
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2021 and 2020. For performance discussion related to the year ended December 31, 2019, see the annual report for the year ended December 31, 2019, available at http://www.invesco.com/ETFs.

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

The section “Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2021 and 2020” below provides an overview of the changes in the closing levels of the Long Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
Underlying Index	2021	2020
DX Contract	6.46%	(6.08)%

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Fund Share Price Performance

For the year ended December 31, 2021, the NYSE Arca market value of each Share increased from $24.26 per Share to $25.63 per Share. The Share price low and high for the year ended December 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $24.11 per Share (-0.62%) on January 6, 2021, and a high of $25.97 per Share (+7.05%) on November 24, 2021. No distributions were paid to Shareholders during the year ended December 31, 2021. Therefore, the total return for the Fund on a market value basis was +5.65%.

2021 marked a strong year for the U.S. dollar (USD), leading to positive returns for the Fund. The front month USD index futures, which measure the value of the USD relative to other major world currencies, locked in the best year since 2015 as it recovered significantly from the free fall it experienced the year prior. Soaring US inflation, driven by unprecedented pandemic related stimulus measures, accelerated the timeline for rate hikes in the U.S. Treasury yields across the curve rallied to multi-month highs to end the year, as fears over the Omicron variant dissipated on news that it is less lethal compared to previous variants. In comparison, all other major currencies except for the Canadian Dollar (i.e., the Euro, Japanese Yen, British Pound, Swedish Krona, and Swiss Franc) ended the year lower versus. the dollar, due to their comparatively dovish monetary policies and widening yield differentials.

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

In 2020, the USD suffered its first annual decline since 2017, leading to negative returns for the Fund. After spiking right at the start of the pandemic in March to a three-year high, as the pandemic wreaked havoc on the economy and risk aversion enveloped global markets, the USD went into free fall. In the U.S., growing vaccine optimism, unprecedented monetary easing from the Federal Reserve and a shift into riskier assets (USD is often considered the world’s safe haven currency) as hopes for a brighter 2021 grew, resulted in mounted pressure on the USD.

Fund Share Net Asset Performance

For the year ended December 31, 2021, the NAV of each Share increased from $24.25 per Share to $25.62 per Share. Rising currency futures contract prices for long DX Contracts during the year ended December 31, 2021 contributed to an overall 6.41% increase in the level of the Index and a 6.46% increase in the level of the Long Index-TRTM. No distributions were paid to Shareholders during the year ended December 31, 2021. Therefore, the total return for the Fund on a NAV basis was +5.65%.

Net income (loss) for the year ended December 31, 2021, was $22.8 million, resulting from $0.2 million of income, net realized gain (loss) of $26.4 million, net change in unrealized gain (loss) of $(0.4) million and net operating expenses of $3.3 million.

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

Critical Accounting Estimates

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

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund’s financial condition, used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$717,345,170	0.27%	$4,515,600	25

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$366,185,815	0.39%	$3,300,262	56

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2021.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 35 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB US Dollar Index Trust) and Shareholders of Invesco DB US Dollar Index Bullish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB US Dollar Index Bullish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2021 and 2020, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 24, 2022

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2021 and 2020

	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $92,004,734 and $119,977,583, respectively)	$92,006,259	$119,984,182
Affiliated Investments, at value (cost $626,489,060 and $245,419,058, respectively)	626,458,758	245,409,996
Other investments:
Variation margin receivable- Currency Futures Contracts	—	998,130
Receivable for:
Cash due from broker	2,034,654	—
Dividends from affiliates	9,990	3,317
Total assets	$720,509,661	$366,395,625
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$2,784,355	$—
Payable for:
Management fees	376,104	204,951
Brokerage commissions and fees	4,032	4,859
Total liabilities	3,164,491	209,810
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,025	970
Shareholders' equity—Shares	717,344,145	366,184,845
Total shareholders' equity	717,345,170	366,185,815
Total liabilities and equity	$720,509,661	$366,395,625
General Shares outstanding	40	40
Shares outstanding	28,000,000	15,100,000
Net asset value per share	$25.62	$24.25
Market value per share	$25.63	$24.26

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2021

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.040% due January 6, 2022	3.76%	$27,000,002	$27,000,000
U.S. Treasury Bills, 0.055% due January 20, 2022	2.79	19,999,929	20,000,000
U.S. Treasury Bills, 0.050% due February 3, 2022(b)	3.91	28,007,497	28,008,100
U.S. Treasury Bills, 0.070% due March 10, 2022(b)	2.37	16,998,831	17,000,000
Total United States Treasury Obligations (cost $92,004,734)	12.83%	$92,006,259
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	6.95%	$49,855,000	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $576,603,758)(c)(d)	80.38	576,603,758	576,603,758
Total Affiliated Investments (cost $626,489,060)	87.33%	$626,458,758
Total Investments in Securities (cost $718,493,794)	100.16%	$718,465,017

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $27,997,200 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	7,505	March- 2022	$717,425,465	$(4,284,830)	$(4,284,830)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Income
Interest Income	$79,899	$778,726	$5,537,674
Dividends from Affiliates	75,059	1,277,760	2,195,434
Total Income	154,958	2,056,486	7,733,108
Expenses
Management Fees	3,312,762	3,868,226	2,618,916
Brokerage Commissions and Fees	112,892	151,671	77,432
Interest Expense	2,264	6,190	10,911
Total Expenses	3,427,918	4,026,087	2,707,259
Less: Waivers	(82,133)	(525,230)	(102,795)
Net Expenses	3,345,785	3,500,857	2,604,464
Net Investment Income (Loss)	(3,190,827)	(1,444,371)	5,128,644
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(5,188)	61,775
Affiliated Investments	—	9,822	—
Capital gain distributions from Affiliated Investments	8,454	20,471	11,446
Currency Futures Contracts	26,417,232	(50,897,716)	5,422,705
Net Realized Gain (Loss)	26,425,686	(50,872,611)	5,495,926
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(5,074)	(42,469)	49,369
Affiliated Investments	(21,240)	103,882	75,700
Currency Futures Contracts	(396,346)	(2,073,161)	2,719,194
Net Change in Unrealized Gain (Loss)	(422,660)	(2,011,748)	2,844,263
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	26,003,026	(52,884,359)	8,340,189
Net Income (Loss)	$22,812,199	$(54,328,730)	$13,468,833

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2021

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$970	15,100,000	$366,184,845	$366,185,815
Purchases of Shares			30,200,000	755,794,494	755,794,494
Redemption of Shares			(17,300,000)	(427,447,338)	(427,447,338)
Net Increase (Decrease) due to Share Transactions			12,900,000	328,347,156	328,347,156
Net Income (Loss)
Net Investment Income (Loss)		(8)		(3,190,819)	(3,190,827)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		64		26,425,622	26,425,686
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(1)		(422,659)	(422,660)
Net Income (Loss)		55		22,812,144	22,812,199
Net Change in Shareholders' Equity	—	55	12,900,000	351,159,300	351,159,355
Balance at December 31, 2021	40	$1,025	28,000,000	$717,344,145	$717,345,170

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2021 , 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$22,812,199	$(54,328,730)	$13,468,833
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(260,947,261)	(668,542,085)	(915,211,456)
Proceeds from securities sold and matured	289,000,000	672,934,371	1,206,589,525
Cost of affiliated investments purchased	(1,000,484,866)	(2,307,497,397)	(766,376,656)
Proceeds from affiliated investments sold	619,414,864	2,167,831,112	763,039,150
Net accretion of discount on United States Treasury Obligations	(79,890)	(777,478)	(5,528,827)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(4,634)	(61,775)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	26,314	(61,413)	(125,069)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	3,782,485	(1,827,703)	(384,045)
Cash due from broker	(2,034,654)	—	—
Dividends from affiliates	(6,673)	25,102	30,303
Management fees	171,153	51,169	(170,581)
Brokerage commissions and fees	(827)	858	(653)
Net cash provided by (used for) operating activities	(328,347,156)	(192,196,828)	295,268,749
Cash flows from financing activities:
Distributions paid to Shareholders	—	—	(5,050,773)
Proceeds from purchases of Shares	755,794,494	1,863,160,467	201,428,538
Redemption of Shares	(427,447,338)	(1,681,468,713)	(485,847,145)
Net cash provided by (used for) financing activities	328,347,156	181,691,754	(289,469,380)
Net change in cash	—	(10,505,074)	5,799,369
Cash at beginning of period	—	10,505,074	4,705,705
Cash at end of period	$—	$—	$10,505,074
Supplemental disclosure of cash flow information
Cash paid for interest	$2,264	$6,190	$10,911

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2021

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

Invesco Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2021, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to shareholders. No distributions were paid for the years ended December 31, 2021 and 2020.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2021	2020	2019
Distribution per General Share	$—	$—	$0.52612
Distribution per Share	$—	$—	$0.52612
Distributions paid to General Shares	$—	$—	$21
Distributions paid to Shares	$—	$—	$5,050,752

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2021, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2021, 2020 and 2019, were less than $5.00, $5.00 and $6.00, respectively, per round-turn trade.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $82,133, $525,230 and $102,795 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Commodity Trading Advisor

  The Managing Owner serves as the commodity trading advisor to the Fund. Invesco Advisers Inc. (“Invesco Advisers”), a Delaware corporation, served as a commodity trading advisor of the Fund during a portion of the periods covered by this report and is an affiliate of the Managing Owner. The Managing Owner may have utilized the Invesco Advisers trading desk to place trades for the Fund. Invesco Advisers received no compensation for providing this service. As of April 8, 2019, Invesco Advisers no longer serves as a commodity trading advisor of the Fund.

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as an FCM and is a member of the NFA in such capacity.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. to serve as the index sponsor (the “Index Sponsor”). On February 1, 2021, the provision of index sponsor services transferred back to Deutsche Bank Securities, Inc. from DWS Investment Management Americas, Inc, to whom Deutsche Bank Securities, Inc. had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2021 and 2020.

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

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$92,006,259	$—	$92,006,259
Exchange-Traded Fund	49,855,000	—	—	49,855,000
Money Market Mutual Fund	576,603,758	—		576,603,758
Total Investments in Securities	626,458,758	92,006,259	—	718,465,017
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,284,830)	—	—	(4,284,830)
Total Investments	$622,173,928	$92,006,259	$—	$714,180,187

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$119,984,182	$—	$119,984,182
Exchange-Traded Fund	49,876,240	—	—	49,876,240
Money Market Mutual Fund	195,533,756	—	—	195,533,756
Total Investments in Securities	245,409,996	119,984,182	—	365,394,178
Other Investments - Liabilities (a)
Currency Futures Contracts	(3,888,484)	—	—	(3,888,484)
Total Investments	$241,521,512	$119,984,182	$—	$361,505,694

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(4,284,830)	$—	$(3,888,484)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020	2019
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$26,417,232	$(50,897,716)	$5,422,705
	Net Change in Unrealized Gain (Loss)	(396,346)	(2,073,161)	2,719,194
Total		$26,020,886	$(52,970,877)	$8,141,899

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2021	2020	2019
Average Notional Value	$449,997,109	$519,921,403	$347,110,169

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$(21,240)	$8,454		$49,855,000	$8,075
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	195,533,756	1,000,484,866	(619,414,864)	—	—		576,603,758	66,984
Total	$245,409,996	$1,000,484,866	$(619,414,864)	$(21,240)	$8,454	(a)	$626,458,758	$75,059

(a)       Includes $8,454 of capital gains distributions from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$(30,131,244)	$103,882	$30,293		$49,876,240	$601,896
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	741,191,518	(545,657,762)	—	—		195,533,756	10,369
Invesco Premier U.S. Government Money Portfolio, Institutional Class	25,736,227	1,566,305,879	(1,592,042,106)	—	—		—	665,495
Total	$105,630,007	$2,307,497,397	$(2,167,831,112)	$103,882	$30,293	(a)	$245,409,996	$1,277,760

(a)	Includes $20,471 of capital gains distributions from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,818,080	$—	$—	$75,700	$11,446		$79,893,780	$1,780,629
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	22,398,721	766,376,656	(763,039,150)	—	—		25,736,227	414,805
Total	$102,216,801	$766,376,656	$(763,039,150)	$75,700	$11,446	(a)	$105,630,007	$2,195,434
(a)	Includes $11,446 of capital gains distributions from Invesco Treasury Collateral ETF.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2021, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	For the Years Ended December 31,
	2021	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$24.25	$25.95	$25.48
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	1.55	(1.63)	0.61
Net investment income (loss) (b)	(0.18)	(0.07)	0.39
Net income (loss)	1.37	(1.70)	1.00
Less:
Return of capital distributions	—	—	(0.53)
Net asset value per Share, end of period	$25.62	$24.25	$25.95
Market value per Share, beginning of period (c)	$24.26	$25.98	$25.47
Market value per Share, end of period (c)	$25.63	$24.26	$25.98

Ratio to average Net Assets
Net investment income (loss)	(0.72)%	(0.28)%	1.47%
Expenses, after waivers	0.76%	0.68%	0.75%
Expenses, prior to waivers	0.78%	0.78%	0.78%
Total Return, at net asset value (d)	5.65%	(6.55)%	3.84%
Total Return, at market value (d)	5.65%	(6.62)%	4.05%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 34 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 35 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

          Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2021, the board of managers and principal officers of the Managing Owner are as follows:

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

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia and Messrs. Krugman and Zerr.

The Board of Managers has established an Audit Committee with the following members: Ms. Paglia and Messrs. Krugman and Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund’s compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Anna Paglia (47) has been Chief Executive Officer of the Managing Owner since June 2020. In this role, she has general oversight responsibilities for all of the Managing Owner’s business. Ms. Paglia has been a Member of the Board of Managers of the Managing Owner since June 2020. Additionally, Ms. Paglia is a Managing Director and Global Head of ETFs and Indexed Strategies of Invesco Ltd., a position in which she first began serving in June 2020. In these roles she is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Ms. Paglia also is responsible for managing the operations of the Invesco Funds. Previously, Ms. Paglia was Head of Legal, US ETFs at Invesco, beginning in September 2010. In that role, she was responsible for the registration and listing of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert and resource to the US ETF Board and personnel of the Managing Owner and providing day-to-day support to the Managing Owner. In addition, she was a team leader for, and provided legal support to, Invesco’s unit investment trusts. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master’s degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York. Ms. Paglia was listed as a principal of the Managing Owner on June 11, 2020.

Peter Hubbard (41) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (44) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd's executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Annette Lege (52) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (51) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (45) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (59) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018.  Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd.

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

Brian Hartigan (43) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts. In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

For the year ended December 31, 2021, the Fund incurred Management Fees of $3,312,762 of which $2,936,658 had been paid at December 31, 2021. Management Fees of $376,104 were unpaid at December 31, 2021 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2021, the Fund incurred brokerage commissions of $112,892 of which $108,860 had been paid at December 31, 2021. Brokerage commissions of $4,032 were unpaid at December 31, 2021 and are reported as a liability on the Statements of Financial Condition.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2022, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2021 and 2020.

	Fiscal Years Ended December 31,
	2021	2020
Audit Fees	$78,660	$78,660
Audit-Related Fees (1)	7,500	8,500

Tax Fees (2)	517,659	219,312
All Other Fees	-	-
Total	$603,819	$306,472

(1) Audit-Related Fees for the years ended December 31, 2021 and 2020 include fees billed for reviewing regulatory filings.

(2) Tax Fees for the years ended December 31, 2021 and 2020 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[1]

4.1.1	Amendment No. 1 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Administration Agreement [6]

10.2	Form of Global Custody Agreement [6]

10.3	Form of Transfer Agency and Service Agreement [7]

10.4	Distribution Services Agreement [8]

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EXHIBIT NO.	DESCRIPTION

101 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund—December 31, 2021 and December 31, 2020, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2021, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2020, (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2021, 2020 and 2019, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2021, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2020, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2019, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2021, 2020 and 2019, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bullish Fund.

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

8        Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 24, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 24, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 24, 2022

/s/ JOHN ZERR John Zerr	Manager	February 24, 2022

*The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.