Form 10-Q
period 2022-03-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2022-05-06
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of outstanding Shares as of March 31, 2022: 37,000,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $159,818,887 and $92,004,734, respectively)	$159,768,577	$92,006,259
Affiliated investments, at value (cost $780,076,997 and $626,489,060, respectively)	780,011,295	626,458,758
Other investments:
Variation margin receivable - Currency Futures Contracts	4,654,244	—
Receivable for:
Fund shares sold	28,923,042	—
Cash due from broker	294	2,034,654
Dividends from affiliates	82,379	9,990
Total assets	$973,439,831	$720,509,661
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	—	2,784,355
Payable for:
Management fees	568,607	376,104
Brokerage commissions and fees	4,350	4,032
Total liabilities	572,957	3,164,491
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,052	1,025
Shareholders' equity—Shares	972,865,822	717,344,145
Total shareholders' equity	972,866,874	717,345,170
Total liabilities and equity	$973,439,831	$720,509,661
General Shares outstanding	40	40
Shares outstanding	37,000,000	28,000,000
Net asset value per share	$26.29	$25.62
Market value per share	$26.31	$25.63

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

March 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.170% due April 21, 2022	3.60%	$34,997,618	$35,000,000
U.S. Treasury Bills, 0.440% due May 19, 2022	2.57	24,992,000	25,000,000
U.S. Treasury Bills, 0.380% due June 9, 2022	2.05	19,985,702	20,000,000
U.S. Treasury Bills, 0.365% due July 21, 2022	3.59	34,928,640	35,000,000
U.S. Treasury Bills, 0.500% due August 4, 2022(b)	2.05	19,944,896	20,000,000
U.S. Treasury Bills, 0.770% due August 18, 2022(b)	2.56	24,919,721	25,000,000
Total United States Treasury Obligations (cost $159,818,887)	16.42%	$159,768,577
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	5.12%	$49,819,600	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.25% (cost $730,191,695)(c)(d)	75.06	730,191,695	730,191,695
Total Affiliated Investments (cost $780,076,997)	80.18%	$780,011,295
Total Investments in Securities (cost $939,895,884)	96.60%	$939,779,872

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $44,861,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2022.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	9,891	June - 2022	$972,878,760	$(2,099,703)	$(2,099,703)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	7,505	March - 2022	$717,425,465	$(4,284,830)	$(4,284,830)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Income
Interest Income	$96,769	$22,584
Dividends from Affiliates	112,013	21,552
Total Income	208,782	44,136
Expenses
Management Fees	1,513,985	684,589
Brokerage Commissions and Fees	51,053	27,103
Interest Expense	965	472
Total Expenses	1,566,003	712,164
Less: Waivers	(17,894)	(49,032)
Net Expenses	1,548,109	663,132
Net Investment Income (Loss)	(1,339,327)	(618,996)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	—
Currency Futures Contracts	22,793,178	3,101,877
Net Realized Gain (Loss)	22,793,178	3,101,877
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(51,835)	14,676
Affiliated Investments	(35,400)	7,080
Currency Futures Contracts	2,185,127	9,896,964
Net Change in Unrealized Gain (Loss)	2,097,892	9,918,720
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	24,891,070	13,020,597
Net Income (Loss)	$23,551,743	$12,401,601

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$1,025	28,000,000	$717,344,145	$717,345,170
Purchases of Shares			15,700,000	404,351,335	404,351,335
Redemption of Shares			(6,700,000)	(172,381,374)	(172,381,374)
Net Increase (Decrease) due to Share Transactions			9,000,000	231,969,961	231,969,961
Net Income (Loss)
Net Investment Income (Loss)		(2)		(1,339,325)	(1,339,327)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		26		22,793,152	22,793,178
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		3		2,097,889	2,097,892
Net Income (Loss)		27		23,551,716	23,551,743
Net Change in Shareholders' Equity	—	27	9,000,000	255,521,677	255,521,704
Balance at March 31, 2022	40	$1,052	37,000,000	$972,865,822	$972,866,874

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$23,551,743	$12,401,601
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(159,725,484)	(124,963,832)
Proceeds from securities sold and matured	92,008,100	100,000,000
Cost of affiliated investments purchased	(408,824,743)	(313,642,227)
Proceeds from affiliated investments sold	255,236,806	326,791,638
Net accretion of discount on United States Treasury Obligations	(96,769)	(22,584)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	87,235	(21,756)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(7,438,599)	1,341,615
Dividends from affiliates	(72,389)	(1,177)
Management fees	192,503	18,939
Brokerage commissions and fees	318	(15)
Due from broker	2,034,360	—
Net cash provided by (used in) operating activities	(203,046,919)	1,902,202
Cash flows from financing activities:
Proceeds from purchases of Shares	375,428,293	216,360,170
Redemption of Shares	(172,381,374)	(218,266,804)
Increase in payable for amount due to custodian	—	4,432
Net cash provided by (used in) financing activities	203,046,919	(1,902,202)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$965	$472

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three months ended March 31, 2022 and 2021.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2022 and 2021, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three months ended March 31, 2022 and 2021, respectively.

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

The Managing Owner waived fees of $17,894 and $49,032 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$159,768,577	$—	$159,768,577
Exchange-Traded Fund	49,819,600	—	—	49,819,600
Money Market Mutual Fund	730,191,695	—		730,191,695
Total Investments in Securities	780,011,295	159,768,577	—	939,779,872
Other Investments - Liabilities (a)
Currency Futures Contracts	(2,099,703)	—	—	(2,099,703)
Total Investments	$777,911,592	$159,768,577	$—	$937,680,169

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$92,006,259	$—	$92,006,259
Exchange-Traded Fund	49,855,000	—	—	49,855,000
Money Market Mutual Fund	576,603,758	—		576,603,758
Total Investments in Securities	626,458,758	92,006,259	—	718,465,017
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,284,830)	—	—	(4,284,830)
Total Investments	$622,173,928	$92,006,259	$—	$714,180,187

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(2,099,703)	$—	$(4,284,830)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$22,793,178	$3,101,877
	Net Change in Unrealized Gain (Loss)	2,185,127	9,896,964
Total		$24,978,305	$12,998,841

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2022	2021
Average Notional Value - Long	$819,099,143	$372,254,927

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

Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,855,000	$—	$—	$(35,400)	$—	$49,819,600	$3,002
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	576,603,758	408,824,743	(255,236,806)	—	—	730,191,695	109,011
Total	$626,458,758	$408,824,743	$(255,236,806)	$(35,400)	$—	$780,011,295	$112,013

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$7,080	$—	$49,883,320	$7,420
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	195,533,756	313,642,227	(326,791,638)	—	—	182,384,345	14,132
Total	$245,409,996	$313,642,227	$(326,791,638)	$7,080	$—	$232,267,665	$21,552

Note 9 - Share Purchases and Redemptions

(a)	Purchases

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$25.62	$24.25
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.71	0.90
Net investment income (loss) (b)	(0.04)	(0.04)
Net income (loss)	0.67	0.86
Net asset value per Share, end of period	$26.29	$25.11
Market value per Share, beginning of period (c)	$25.63	$24.26
Market value per Share, end of period (c)	$26.31	$25.12

Ratio to average Net Assets (d)
Net investment income (loss)	(0.66)%	(0.68)%
Expenses, after waivers	0.77%	0.73%
Expenses, prior to waivers	0.78%	0.78%
Total Return, at net asset value (e)	2.62%	3.55%
Total Return, at market value (e)	2.65%	3.54%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results, Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(203.0) million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2022, $159.7 million was paid to purchase United States Treasury Obligations and $92.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2021, $125.0 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing United States Treasury Obligations. $255.2 million was received from sales of affiliated investments and $408.8 million was paid to purchase affiliated investments during the three months ended March 31, 2022. $326.8 million was received from sales of affiliated investments and $313.6 million was paid to purchase affiliated investments during the three months ended March 31, 2021. Unrealized appreciation (depreciation) on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $0.1 million and $0.0 million during the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

         The Fund’s net cash flow provided by (used in) financing activities was $203.0 million and $(1.9) million during the three months ended March 31, 2022 and 2021, respectively. This included $375.4 million and $216.4 million from Shares purchased by Authorized Participants and $172.4 million and $218.3 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2022 and 2021, respectively. There were no changes in amounts due to the Custodian for the three months ended March 31, 2022. Amount due to the Custodian increased (decreased) by $0.0 million for the three months ended March 31, 2021.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

UUP - For Three Months Ended March 31, 2022
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
12/31/2021
3/31/2022
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

Performance Summary

This Report covers the three months ended March 31, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2022 and 2021” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
Underlying Index	2022	2021
DX Contract	2.89%	3.73%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Fund Share Price Performance

For the three months ended March 31, 2022, the NYSE Arca market value of each Share increased from $25.63 per Share to $26.31 per Share. The Share price low and high for the three months ended March 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $25.42 per Share (-0.82%) on January 13, 2022, and a high of $26.54 per Share (+3.55%) on March 7, 2022. The total return for the Fund on a market value basis was +2.65%.

The Fund started off 2022 with positive performance as the U.S. dollar appreciated against most other major world currencies. Heightened geopolitical tensions over the military conflict in Ukraine boosted investor demand for safe haven currencies like the U.S. dollar, while simultaneously weighed on its European counterparts – the Euro, British Pound, Swedish Krona and Swiss Franc – as uncertainty loomed over Europe’s macroeconomic outlook, given its geographical proximity and strong reliance on Russian commodities. The Japanese Yen plunged to a seven-year low in March as rising global yields outside of Japan and commodity inflation pressured the currency, given Japan is a net energy importer.

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

The Fund had a positive start to 2021 with the front month U.S. dollar index futures, which measures the value of the U.S. dollar relative to other major world currencies, posting its strongest quarterly gain since mid-2018. The Japanese Yen, Swiss Franc, Swedish Krona and Euro all depreciated against the U.S. dollar, pressured by their countries’ relatively bearish COVID-19/vaccine developments and dovish central banks. In addition, safe haven demand dimmed as investors looked to position themselves for the approaching global economic rebound, further weighing on the traditional haven currencies like the Swiss Franc and Japanese Yen, which ended the quarter as the worst performing G10 currency.

Fund Share Net Asset Performance

For the three months ended March 31, 2022, the NAV of each Share increased from $25.62 per Share to $26.29 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended March 31, 2022 contributed to a 2.82% increase in the level of the Index and to a 2.89% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +2.62%.

Net income (loss) for the three months ended March 31, 2022 was $23.6 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $22.8 million, net change in unrealized gain (loss) of $2.1 million and net operating expenses of $1.5 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund's financial condition, used in the preparation of these financial statements.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2022.

				For the Three Months Ended March 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$972,866,874	0.30%	$6,497,246	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$717,345,170	0.27%	$4,515,600	25

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

         Risk that Russia’s Invasion of Ukraine May Result in Market Volatility that Could Adversely Affect the Fund’s Performance

           Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of DX Contracts and may have an adverse effect on the performance of the Fund and value of the Shares.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	3,900,000	$25.63
February 1, 2022 to February 28, 2022	1,900,000	25.58
March 1, 2022 to March 31, 2022	900,000	26.47
Total	6,700,000	$25.73

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — March 31, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — March 31, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2021 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2022 and 2021 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —March 31, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 5, 2022		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 5, 2022		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools