Form 10-Q
period 2022-06-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2022-08-05
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of outstanding Shares as of June 30, 2022: 61,700,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $626,465,647 and $92,004,734, respectively)	$625,095,009	$92,006,259
Affiliated investments, at value (cost $1,088,571,136 and $626,489,060, respectively)	1,088,529,034	626,458,758
Other investments:
Cash held by custodian	97	—
Receivable for:
Fund shares sold	16,764,739	—
Cash due from broker	—	2,034,654
Dividends from affiliates	837,953	9,990
Total assets	$1,731,226,832	$720,509,661
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	6,291,648	2,784,355
Payable for:
Management fees	953,371	376,104
Brokerage commissions and fees	7,032	4,032
Total liabilities	7,252,051	3,164,491
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,118	1,025
Shareholders' equity—Shares	1,723,973,663	717,344,145
Total shareholders' equity	1,723,974,781	717,345,170
Total liabilities and equity	$1,731,226,832	$720,509,661
General Shares outstanding	40	40
Shares outstanding	61,700,000	28,000,000
Net asset value per share	$27.94	$25.62
Market value per share	$27.96	$25.63

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

June 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.860% due July 21, 2022	2.03%	$34,980,726	$35,000,000
U.S. Treasury Bills, 0.910% due August 4, 2022(b)	1.16	19,978,018	20,000,000
U.S. Treasury Bills, 1.050% due August 18, 2022(b)	1.45	24,955,667	25,000,000
U.S. Treasury Bills, 1.250% due October 20, 2022	2.88	49,706,505	50,000,000
U.S. Treasury Bills, 1.490% due November 17, 2022(b)	7.48	128,974,778	130,000,000
U.S. Treasury Bills, 1.580% due December 1, 2022	17.24	297,196,593	300,000,000
U.S. Treasury Bills, 1.710% due December 8, 2022	4.02	69,302,722	70,000,000
Total United States Treasury Obligations (cost $626,465,647)	36.26%	$625,095,009
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	2.89%	$49,843,200	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 1.39% (cost $1,038,685,834)(c)(d)	60.25	1,038,685,834	1,038,685,834
Total Affiliated Investments (cost $1,088,571,136)	63.14%	$1,088,529,034
Total Investments in Securities (cost $1,715,036,783)	99.40%	$1,713,624,043

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $94,538,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2022.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	16,502	September-2022	$1,723,864,928	$30,015,687	$30,015,687

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	7,505	March-2022	$717,425,465	$(4,284,830)	$(4,284,830)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income
Interest Income	$944,378	$20,366	$1,041,147	$42,950
Dividends from Affiliates	1,740,933	13,773	1,852,946	35,325
Total Income	2,685,311	34,139	2,894,093	78,275
Expenses
Management Fees	2,623,453	717,639	4,137,438	1,402,228
Brokerage Commissions and Fees	100,646	24,112	151,699	51,215
Interest Expense	4,097	606	5,062	1,078
Total Expenses	2,728,196	742,357	4,294,199	1,454,521
Less: Waivers	(236,899)	(12,988)	(254,793)	(62,020)
Net Expenses	2,491,297	729,369	4,039,406	1,392,501
Net Investment Income (Loss)	194,014	(695,230)	(1,145,313)	(1,314,226)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	2	—	2	—
Currency Futures Contracts	38,767,100	(6,643,197)	61,560,278	(3,541,320)
Net Realized Gain (Loss)	38,767,102	(6,643,197)	61,560,280	(3,541,320)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,320,328)	(18,230)	(1,372,163)	(3,554)
Affiliated Investments	23,600	(7,080)	(11,800)	—
Currency Futures Contracts	32,115,390	4,687,145	34,300,517	14,584,109
Net Change in Unrealized Gain (Loss)	30,818,662	4,661,835	32,916,554	14,580,555
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	69,585,764	(1,981,362)	94,476,834	11,039,235
Net Income (Loss)	$69,779,778	$(2,676,592)	$93,331,521	$9,725,009

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2022	40	$1,052	37,000,000	$972,865,822	$972,866,874
Purchases of Shares			33,000,000	909,513,904	909,513,904
Redemption of Shares			(8,300,000)	(228,185,775)	(228,185,775)
Net Increase (Decrease) due to Share Transactions			24,700,000	681,328,129	681,328,129
Net Income (Loss)
Net Investment Income (Loss)		1		194,013	194,014
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		35		38,767,067	38,767,102
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		30		30,818,632	30,818,662
Net Income (Loss)		66		69,779,712	69,779,778
Net Change in Shareholders' Equity	—	66	24,700,000	751,107,841	751,107,907
Balance at June 30, 2022	40	$1,118	61,700,000	$1,723,973,663	$1,723,974,781

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$1,025	28,000,000	$717,344,145	$717,345,170
Purchases of Shares			48,700,000	1,313,865,239	1,313,865,239
Redemption of Shares			(15,000,000)	(400,567,149)	(400,567,149)
Net Increase (Decrease) due to Share Transactions			33,700,000	913,298,090	913,298,090
Net Income (Loss)
Net Investment Income (Loss)		(1)		(1,145,312)	(1,145,313)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		61		61,560,219	61,560,280
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		33		32,916,521	32,916,554
Net Income (Loss)		93		93,331,428	93,331,521
Net Change in Shareholders' Equity	—	93	33,700,000	1,006,629,518	1,006,629,611
Balance at June 30, 2022	40	$1,118	61,700,000	$1,723,973,663	$1,723,974,781

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

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$93,331,521	$9,725,009
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(705,428,764)	(124,963,832)
Proceeds from securities sold and matured	172,008,100	100,000,000
Cost of affiliated investments purchased	(1,326,583,519)	(448,948,844)
Proceeds from affiliated investments sold	864,501,443	410,888,118
Net accretion of discount on United States Treasury Obligations	(1,040,247)	(42,941)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(2)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,383,963	3,554
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	3,507,293	(816,540)
Dividends from affiliates	(827,963)	(1,179)
Management fees	577,267	41,760
Brokerage commissions and fees	3,000	143
Due from broker	2,034,654	—
Net cash provided by (used in) operating activities	(896,533,254)	(54,114,752)
Cash flows from financing activities:
Proceeds from purchases of Shares	1,297,100,500	348,465,413
Redemption of Shares	(400,567,149)	(294,350,661)
Net cash provided by (used in) financing activities	896,533,351	54,114,752
Net change in cash	97	—
Cash at beginning of period	—	—
Cash at end of period	$97	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,062	$1,078

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and six months ended June 30, 2022 and 2021.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2022 and 2021, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2021, respectively.

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

         The Managing Owner waived fees of $236,899 and $254,793 for the three and six months ended June 30, 2022, respectively. The Managing Owner waived fees of $12,988 and $62,020 for the three and six months ended June 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$625,095,009	$—	$625,095,009
Exchange-Traded Fund	49,843,200	—	—	49,843,200
Money Market Mutual Fund	1,038,685,834	—		1,038,685,834
Total Investments in Securities	1,088,529,034	625,095,009	—	1,713,624,043
Other Investments - Assets (a)
Currency Futures Contracts	30,015,687	—	—	30,015,687
Total Investments	$1,118,544,721	$625,095,009	$—	$1,743,639,730

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$92,006,259	$—	$92,006,259
Exchange-Traded Fund	49,855,000	—	—	49,855,000
Money Market Mutual Fund	576,603,758	—		576,603,758
Total Investments in Securities	626,458,758	92,006,259	—	718,465,017
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,284,830)	—	—	(4,284,830)
Total Investments	$622,173,928	$92,006,259	$—	$714,180,187

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$30,015,687	$—	$—	$(4,284,830)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$38,767,100	$(6,643,197)
	Net Change in Unrealized Gain (Loss)	32,115,390	4,687,145
Total		$70,882,490	$(1,956,052)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$61,560,278	$(3,541,320)
	Net Change in Unrealized Gain (Loss)	34,300,517	14,584,109
Total		$95,860,795	$11,042,789

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average Notional Value - Long	$1,376,440,071	$388,274,250	$1,115,611,156	$380,764,290

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,819,600	$—	$—	$23,600	$—	$49,843,200	$33,734
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	730,191,695	917,758,776	(609,264,637)	—	—	1,038,685,834	1,707,199
Total	$780,011,295	$917,758,776	$(609,264,637)	$23,600	$—	$1,088,529,034	$1,740,933

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,855,000	$—	$—	$(11,800)	$—	$49,843,200	$36,736
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	576,603,758	1,326,583,519	(864,501,443)	—	—	1,038,685,834	1,816,210
Total	$626,458,758	$1,326,583,519	$(864,501,443)	$(11,800)	$—	$1,088,529,034	$1,852,946

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,883,320	$—	$—	$(7,080)	$—	$49,876,240	$655
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	182,384,345	135,306,617	(84,096,480)	—	—	233,594,482	13,118
Total	$232,267,665	$135,306,617	$(84,096,480)	$(7,080)	$—	$283,470,722	$13,773

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$—	$—	$49,876,240	$8,075
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	195,533,756	448,948,844	(410,888,118)	—	—	233,594,482	27,250
Total	$245,409,996	$448,948,844	$(410,888,118)	$—	$—	$283,470,722	$35,325

Note 9 - Share Purchases and Redemptions

(a)	Purchases

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$26.29	$25.11	$25.62	$24.25
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	1.65	(0.21)	2.35	0.70
Net investment income (loss) (b)	0.00	(0.04)	(0.03)	(0.09)
Net income (loss)	1.65	(0.25)	2.32	0.61
Net asset value per Share, end of period	$27.94	$24.86	$27.94	$24.86
Market value per Share, beginning of period (c)	$26.31	$25.12	$25.63	$24.26
Market value per Share, end of period (c)	$27.96	$24.84	$27.96	$24.84

Ratio to average Net Assets (d)
Net investment income (loss)	0.06%	(0.73)%	(0.21)%	(0.70)%
Expenses, after waivers	0.71%	0.76%	0.73%	0.74%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (e)	6.28%	(1.00)%	9.06%	2.52%
Total Return, at market value (e)	6.27%	(1.11)%	9.09%	2.39%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results, Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(896.5) million and $(54.1) million for the six months ended June 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2022, $705.4 million was paid to purchase United States Treasury Obligations and $172.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2021, $125.0 million was paid to purchase United States Treasury Obligations and $100.0 million was received from sales and maturing United States Treasury Obligations. $864.5 million was received from sales of affiliated investments and $1,326.6 million was paid to purchase affiliated investments during the six months ended June 30, 2022. $410.9 million was received from sales of affiliated investments and $448.9 million was paid to purchase affiliated investments during the six months ended June 30, 2021.

Financing Activities

         The Fund’s net cash flow provided by (used in) financing activities was $896.5 million and $54.1 million during the six months ended June 30, 2022 and 2021, respectively. This included $1,297.1 million and $348.5 million from Shares purchased by Authorized Participants and $400.6 million and $294.4 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

UUP - For the Three Months Ended June 30, 2022
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
Percentage Change
3/31/2022
6/30/2022
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

Performance Summary

This Report covers the three and six months ended June 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended June 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2022	2021	2022	2021
DX Contract	6.63%	(0.82)%	9.72%	2.88%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the three months ended June 30, 2022, the NYSE Arca market value of each Share increased from $26.31 per Share to $27.96 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $26.35 per Share (+0.15%) on April 1, 2022, and a high of $28.16 per Share (+7.03%) on June 14, 2022. The total return for the Fund on a market value basis was +6.27%.

         The U.S. dollar rallied significantly in the second quarter of the year, leading to gains for the Fund, as growing recession fears fueled by expectations for aggressive inflation-fighting Federal Reserve (Fed) policy following its largest rate hike since 1994 of 0.75%, increased demand for haven assets like the U.S. dollar. On the contrary, the deepening energy crisis in Europe threatened economic growth and weighed on European currencies like the Euro, which ended the quarter close to parity with the U.S. dollar. The U.S. dollar was also supported by other central banks relatively dovish policies in comparison to the Fed (higher interest rates tend to boost demand for a currency).

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

         The U.S. dollar posted a small loss in the second quarter of 2021, hence leading to slight losses for the Fund, as the Fed’s dovishness in contrast to the Bank of Canada, which had already begun to taper its asset purchases, and the United States’ delayed reopening relative to the United Kingdom, weighed on the currency. Falling treasury yields given the Fed’s commitment to keeping stimulus measures in place also pressured the U.S. dollar.

Fund Share Net Asset Performance

For the three months ended June 30, 2022, the NAV of each Share increased from $26.29 per Share to $27.94 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended June 30, 2022 contributed to a 6.35% increase in the level of the Index and to a 6.63% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +6.28%.

Net income (loss) for the three months ended June 30, 2022 was $69.8 million, primarily resulting from $2.7 million of income, net realized gain (loss) of $38.8 million, net change in unrealized gain (loss) of $30.8 million and net operating expenses of $2.5 million.

For the three months ended June 30, 2021, the NAV of each Share decreased from $25.11 per Share to $24.86 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended March 31, 2021 contributed to a 0.83% decrease in the level of the Index and to a 0.82% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -1.00%.

Net income (loss) for the three months ended June 30, 2021 was $(2.7) million, primarily resulting from $0.0 million of income, net realized gain (loss) of $(6.6) million, net change in unrealized gain (loss) of $4.7 million and net operating expenses of $0.7 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

     Fund Share Price Performance

           For the six months ended June 30, 2022, the NYSE Arca market value of each Share increased from $25.63 per Share to $27.96 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on

December 31, 2021 was as follows: Shares traded at a low of 25.42 per Share (-0.82%) on January 13, 2022 and a high of $28.16 per

Share (+9.87%) on June 14, 2022. The total return for the Fund on a market value basis was +9.09%.

            The U.S. dollar (USD) rallied in the first half of the year, with the Fund posting gains, as heightened geopolitical tensions in Q1 and growing recession fears in Q2 boosted demand for haven assets like the USD, while uncertainty over Europe’s macroeconomic outlook in Q1, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in Q2 weighed on its European counterparts. The U.S. dollar was also supported by other central banks relatively dovish policies in comparison to the Fed, as higher interest rates tend to boost demand for a currency.

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

          Despite the small downturn in the second quarter, the U.S. dollar kept most of its Q1 gains, leading to positive performance for the Fund. In the first quarter, the front month USD index futures, which measures the value of the USD relative to other major world currencies, posted its strongest quarterly gain since mid-2018 as other currencies were pressured by their country’s relatively bearish COVID-19 and vaccine developments and dovish central banks.

     Fund Share Net Asset Performance

           For the six months ended June 30, 2022, the NAV of each Share increased from $25.62 per Share to $27.94 per Share. Rising currency futures contract prices for long DX Contracts during the six months ended June 30, 2022 contributed to a 9.34% increase in the level of the Index and to a 9.72% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was

+9.06%.

          Net income (loss) for the six months ended June 30, 2022 was $93.3 million, primarily resulting from $2.9 million of income,

net realized gain (loss) of $61.6 million, net change in unrealized gain (loss) of $32.9 million and net operating expenses of $4.0 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2022.

				For the Three Months Ended June 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$1,723,974,781	0.34%	$13,701,641	6

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$717,345,170	0.27%	$4,515,600	25

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	100,000	$26.36
May 1, 2022 to May 31, 2022	2,000,000	27.23
June 1, 2022 to June 30, 2022	6,200,000	27.59
Total	8,300,000	$27.49

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — June 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — June 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Six Months Ended June 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Six Months Ended June 30, 2021 (Unaudited) (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —June 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 4, 2022		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 4, 2022		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools