Form 10-Q
period 2022-09-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2022-11-04
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of outstanding Shares as of September 30, 2022: 68,100,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $866,206,210 and $92,004,734, respectively)	$865,318,275	$92,006,259
Affiliated investments, at value (cost $1,158,485,110 and $626,489,060, respectively)	1,158,319,001	626,458,758
Other investments:
Receivable for:
Fund shares sold	30,142,641	—
Cash due from broker	—	2,034,654
Dividends from affiliates	2,118,040	9,990
Total assets	$2,055,897,957	$720,509,661
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	2,129,472	2,784,355
Payable for:
Management fees	1,141,137	376,104
Brokerage commissions and fees	3,363	4,032
Total liabilities	3,273,972	3,164,491
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,206	1,025
Shareholders' equity—Shares	2,052,622,779	717,344,145
Total shareholders' equity	2,052,623,985	717,345,170
Total liabilities and equity	$2,055,897,957	$720,509,661
General Shares outstanding	40	40
Shares outstanding	68,100,000	28,000,000
Net asset value per share	$30.14	$25.62
Market value per share	$30.18	$25.63

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

September 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 2.470% due October 20, 2022	2.43%	$49,941,031	$50,000,000
U.S. Treasury Bills, 2.490% due November 3, 2022(b)	0.97	19,954,304	20,000,000
U.S. Treasury Bills, 2.610% due November 17, 2022(b)	6.31	129,542,075	130,000,000
U.S. Treasury Bills, 2.880% due December 1, 2022(b)	14.55	298,580,313	300,000,000
U.S. Treasury Bills, 2.965% due December 8, 2022	3.39	69,618,016	70,000,000
U.S. Treasury Bills, 3.270% due December 29, 2022	14.51	297,682,536	300,000,000
Total United States Treasury Obligations (cost $866,206,210)	42.16%	$865,318,275
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $73,784,577)(c)	3.59%	$73,618,468	698,600
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 2.88% (cost $1,084,700,533)(c)(d)	52.84	1,084,700,533	1,084,700,533
Total Affiliated Investments (cost $1,158,485,110)	56.43%	$1,158,319,001
Total Investments in Securities (cost $2,024,691,320)	98.59%	$2,023,637,276

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $99,628,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

(c)       Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.

(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2022.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	18,311	December-2022	2,052,370,124	$45,243,132	$45,243,132

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income
Interest Income	$3,397,523	$21,909	$4,438,670	$64,859
Dividends from Affiliates	5,705,962	15,820	7,558,908	51,145
Total Income	9,103,485	37,729	11,997,578	116,004
Expenses
Management Fees	3,577,047	876,057	7,714,485	2,278,285
Brokerage Commissions and Fees	101,935	2,891	253,634	54,106
Interest Expense	12,202	560	17,264	1,638
Total Expenses	3,691,184	879,508	7,985,383	2,334,029
Less: Waivers	(269,384)	(10,057)	(524,177)	(72,077)
Net Expenses	3,421,800	869,451	7,461,206	2,261,952
Net Investment Income (Loss)	5,681,685	(831,722)	4,536,372	(2,145,948)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1	—	3	—
Currency Futures Contracts	117,918,993	11,195,317	179,479,271	7,653,997
Net Realized Gain (Loss)	117,918,994	11,195,317	179,479,274	7,653,997
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	482,703	1,225	(889,460)	(2,329)
Affiliated Investments	(124,007)	(4,720)	(135,807)	(4,720)
Currency Futures Contracts	15,227,445	(2,131,225)	49,527,962	12,452,884
Net Change in Unrealized Gain (Loss)	15,586,141	(2,134,720)	48,502,695	12,445,835
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	133,505,135	9,060,597	227,981,969	20,099,832
Net Income (Loss)	$139,186,820	$8,228,875	$232,518,341	$17,953,884

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2022	40	$1,118	61,700,000	$1,723,973,663	$1,723,974,781
Purchases of Shares			29,100,000	846,363,589	846,363,589
Redemption of Shares			(22,700,000)	(656,901,205)	(656,901,205)
Net Increase (Decrease) due to Share Transactions			6,400,000	189,462,384	189,462,384
Net Income (Loss)
Net Investment Income (Loss)		4		5,681,681	5,681,685
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		79		117,918,915	117,918,994
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		5		15,586,136	15,586,141
Net Income (Loss)		88		139,186,732	139,186,820
Net Change in Shareholders' Equity	—	88	6,400,000	328,649,116	328,649,204
Balance at September 30, 2022	40	$1,206	68,100,000	$2,052,622,779	$2,052,623,985

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$1,025	28,000,000	$717,344,145	$717,345,170
Purchases of Shares			77,800,000	2,160,228,828	2,160,228,828
Redemption of Shares			(37,700,000)	(1,057,468,354)	(1,057,468,354)
Net Increase (Decrease) due to Share Transactions			40,100,000	1,102,760,474	1,102,760,474
Net Income (Loss)
Net Investment Income (Loss)		3		4,536,369	4,536,372
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		140		179,479,134	179,479,274
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		38		48,502,657	48,502,695
Net Income (Loss)		181		232,518,160	232,518,341
Net Change in Shareholders' Equity	—	181	40,100,000	1,335,278,634	1,335,278,815
Balance at September 30, 2022	40	$1,206	68,100,000	$2,052,622,779	$2,052,623,985

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$232,518,341	$17,953,884
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(1,321,791,798)	(260,947,261)
Proceeds from securities sold and matured	552,008,100	198,000,000
Cost of affiliated investments purchased	(2,776,402,734)	(605,856,358)
Proceeds from affiliated investments sold	2,244,406,684	545,117,184
Net accretion of discount on United States Treasury Obligations	(4,417,775)	(64,850)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(3)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,025,267	7,049
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(654,883)	1,583,583
Dividends from affiliates	(2,108,050)	(1,645)
Management fees	765,033	61,729
Brokerage commissions and fees	(669)	(4,859)
Due from broker	2,034,654	—
Net cash provided by (used in) operating activities	(1,072,617,833)	(104,151,544)
Cash flows from financing activities:
Proceeds from purchases of Shares	2,130,086,187	460,882,194
Redemption of Shares	(1,057,468,354)	(356,730,650)
Net cash provided by (used in) financing activities	1,072,617,833	104,151,544
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$17,264	$1,638

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021.  The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and nine months ended September 30, 2022 and 2021.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2022 and 2021, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2021, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2019.

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

         The Managing Owner waived fees of $269,384 and $524,177 for the three and nine months ended September 30, 2022, respectively. The Managing Owner waived fees of $10,057 and $72,077 for the three and nine months ended September 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$865,318,275	$—	$865,318,275
Exchange-Traded Fund	73,618,468	—	—	73,618,468
Money Market Mutual Fund	1,084,700,533	—		1,084,700,533
Total Investments in Securities	1,158,319,001	865,318,275	—	2,023,637,276
Other Investments - Assets (a)
Currency Futures Contracts	45,243,132	—	—	45,243,132
Total Investments	$1,203,562,133	$865,318,275	$—	$2,068,880,408

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$92,006,259	$—	$92,006,259
Exchange-Traded Fund	49,855,000	—	—	49,855,000
Money Market Mutual Fund	576,603,758	—		576,603,758
Total Investments in Securities	626,458,758	92,006,259	—	718,465,017
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,284,830)	—	—	(4,284,830)
Total Investments	$622,173,928	$92,006,259	$—	$714,180,187

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$45,243,132	$—	$—	$(4,284,830)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$117,918,993	$11,195,317
	Net Change in Unrealized Gain (Loss)	15,227,445	(2,131,225)
Total		$133,146,438	$9,064,092

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$179,479,271	$7,653,997
	Net Change in Unrealized Gain (Loss)	49,527,962	12,452,884
Total		$229,007,233	$20,106,881

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average Notional Value - Long	$1,952,362,467	$464,859,706	$1,382,633,894	$409,470,741

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2022.

	Value 06/30/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,843,200	$23,899,275	$—	$(124,007)	$—	$73,618,468	$304,995
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,038,685,834	1,425,919,940	(1,379,905,241)	—	—	1,084,700,533	5,400,967
Total	$1,088,529,034	$1,449,819,215	$(1,379,905,241)	$(124,007)	$—	$1,158,319,001	$5,705,962

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,855,000	$23,899,275	$—	$(135,807)	$—	$73,618,468	$341,731
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	576,603,758	2,752,503,459	(2,244,406,684)	—	—	1,084,700,533	7,217,177
Total	$626,458,758	$2,776,402,734	$(2,244,406,684)	$(135,807)	$—	$1,158,319,001	$7,558,908

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$27.94	$24.86	$25.62	$24.25
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	2.11	0.48	4.43	1.18
Net investment income (loss) (b)	0.09	(0.04)	0.09	(0.13)
Net income (loss)	2.20	0.44	4.52	1.05
Net asset value per Share, end of period	$30.14	$25.30	$30.14	$25.30
Market value per Share, beginning of period (c)	$27.96	$24.84	$25.63	$24.26
Market value per Share, end of period (c)	$30.18	$25.31	$30.18	$25.31

Ratio to average Net Assets (d)
Net investment income (loss)	1.19%	(0.71)%	0.44%	(0.71)%
Expenses, after waivers	0.72%	0.74%	0.73%	0.74%
Expenses, prior to waivers	0.77%	0.75%	0.78%	0.77%
Total Return, at net asset value (e)	7.87%	1.77%	17.64%	4.33%
Total Return, at market value (e)	7.94%	1.89%	17.75%	4.33%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results, Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, as well as the following:

•	Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments;
•	Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•	Risks related to market volatility and fluctuations in the price of assets held by the Fund, including the imposition of trading limitations or trading halts, and the potential loss of investment;
•	Risks that the market price of Shares will not correspond to NAV;
•	Risks related to market competition;
•	Risks related to the market conditions unique to futures contracts; and
•	Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(1,072.6) million and $(104.2) million for the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2022, $1,321.8 million was paid to purchase United States Treasury Obligations and $552.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2021, $260.9 million was paid to purchase United States Treasury Obligations and $198.0 million was received from sales and maturing United States Treasury Obligations. $2,244.4 million was received from sales of affiliated investments and $2,776.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2022. $545.1 million was received from sales of affiliated investments and $605.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2021.

Financing Activities

         The Fund’s net cash flow provided by (used in) financing activities was $1,072.6 million and $104.2 million during the nine months ended September 30, 2022 and 2021, respectively. This included $2,130.1 million and $460.9 million from Shares purchased by Authorized Participants and $1,057.5 million and $356.7 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

UUP - For the Three Months Ended September 30, 2022
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
6/30/2022
9/30/2022
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

UUP - For the Nine Months Ended September 30, 2022
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2021
9/30/2022
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

Performance Summary

This Report covers the three and nine months ended September 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2022	2021	2022	2021
DX Contract	8.26%	1.98%	18.78%	4.91%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the three months ended September 30, 2022, the NYSE Arca market value of each Share increased from $27.96 per Share to $30.18 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $28.07 per Share (+0.39%) on July 1, 2022, and a high of $30.70 per Share (+9.80%) on September 27, 2022. The total return for the Fund on a market value basis was +7.94%.

The U.S. dollar (USD) rallied significantly in the third quarter of 2022, soaring past 20-year highs in September and hence boosting the Fund’s performance. Growing recession angst fueled by expectations for aggressive Federal Reserve (Fed) policy given persistent high inflation prints increased demand for haven currencies like the USD. Higher interest rates also tend to boost demand for the country’s currency. On the contrary, growth concerns due to the ongoing energy crisis in Europe continued to weigh heavily on the European currencies, while China’s seemingly unending struggle with COVID-19 and Japan’s commitment to ultra-loose policies weighed on Asian currencies. Finally, falling crude oil prices weighed on the Canadian dollar given the country is a major exporter of the commodity.

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

The USD posted a small gain in the third quarter of 2021, hence leading to slight gains for the Fund. The Federal Reserve’s (Fed) hawkish turn, signaling the pullback of pandemic era stimulus and bond buying, pushed treasury yields higher, boosting the appeal of the dollar. On the contrary, European currencies were weighed down by the region’s renewed COVID-19 struggles, and the Canadian dollar fell on the selloff in commodities resulting from the rapid spread of the delta variant.

Fund Share Net Asset Performance

For the three months ended September 30, 2022, the NAV of each Share increased from $27.94 per Share to $30.14 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended September 30, 2022 contributed to a 7.54% increase in the level of the Index and to a 8.26% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +7.87%.

Net income (loss) for the three months ended September 30, 2022 was $139.2 million, primarily resulting from $9.1 million of income, net realized gain (loss) of $117.9 million, net change in unrealized gain (loss) of $15.6 million and net operating expenses of $3.4 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

     Fund Share Price Performance

For the nine months ended September 30, 2022, the NYSE Arca market value of each Share increased from $25.63 per Share to $30.18 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $25.42 per Share (-0.82%) on January 13, 2022 and a high of $30.70 per Share (+19.79%) on September 27, 2022. The total return for the Fund on a market value basis was +17.75%.

The USD and hence the Fund posted strong positive performance in the first three quarters of 2022. Heightened geopolitical tensions in Q1 and growing recession fears in Q2 and Q3 boosted demand for haven assets like the USD, while uncertainty over Europe’s macroeconomic outlook in Q1, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in Q2 and Q3 weighed on its European counterparts. The dollar was also supported by other central banks relatively dovish policies, notably the Bank of Japan, in comparison to the Fed, as higher interest rates tend to boost demand for a currency. Finally, falling commodity prices in the third quarter weighed on the Canadian dollar.

For the nine months ended September 30, 2021, the NYSE Arca market value of each Share increased from $24.26 per Share to $25.31 per Share. The Share price low and high for the nine months ended September 30, 2021and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $24.11 per Share (-0.62%) on January 6, 2021, and a high of $25.35 per Share (+4.49%) on September 29, 2021. The total return for the Fund on a market value basis was +4.33%.

The USD rallied in the first three quarters of 2021, leading to positive year-to-date performance for the Fund. In the first quarter, the front month USD index futures, which measures the value of the USD relative to other major world currencies, posted its strongest quarterly gain since mid-2018 as other currencies were pressured by their country’s relatively bearish COVID-19/vaccine developments and dovish central banks. While the USD turned lower in Q2, the Fed’s hawkish turn, renewed COVID-19 struggles in Europe and the commodities selloff in Q3 reversed all of those losses, leaving the dollar in positive territory.

     Fund Share Net Asset Performance

For the nine months ended September 30, 2022, the NAV of each Share increased from $25.62 per Share to $30.14 per Share. Rising currency futures contract prices for long DX Contracts during the nine months ended September 30, 2022 contributed to a 17.59% increase in the level of the Index and to a 18.78% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +17.64%.

Net income (loss) for the nine months ended September 30, 2022 was $232.5 million, primarily resulting from $12.0 million of income, net realized gain (loss) of $179.5 million, net change in unrealized gain (loss) of $48.5 million and net operating expenses of $7.5 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2022.

				For the Nine Months Ended September 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$2,052,623,985	0.41%	$19,199,744	21

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$717,345,170	0.27%	$4,515,600	25

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	300,000	$28.59
August 1, 2022 to August 31, 2022	12,600,000	28.44
September 1, 2022 to September 30, 2022	9,800,000	29.58
Total	22,700,000	$28.94

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — September 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — September 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Nine Months Ended September 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Nine Months Ended September 30, 2021 (Unaudited) (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —September 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 3, 2022		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 3, 2022		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools