Form 10-K
period 2022-12-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2023-02-24
CIK 1383151, 1371571

R

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,725,132,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2023: 52,900,000

i

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. These forward-looking statements are subject to a number of risks, uncertainties and other factors including, but not limited to, those described in this Report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), and other Securities and Exchange Commission (“SEC”) filings by the Fund that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as ETFs and has been managing non-commodity futures based ETFs since 2003 and commodity futures based ETFs since 2014. The Managing Owner serves as the commodity pool operator, and commodity trading advisor of the Trust and the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of, and approved as a swap firm by, the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $5.00, $5.00 and $5.00 per round-turn trade1 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Summary of Risk Factors

•Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, issued broad-ranging economic sanctions against Russia and Belarus. Such sanctions, and impacts from the ongoing conflict and related events, may result in increased volatility in the value of DX Contracts and may have an adverse effect on the performance of the Fund and value of the Shares.

•Pandemics and other public health emergencies, including the emergence of new coronavirus (“COVID-19”) variants resulting in another pandemic, could disrupt the global economy and adversely affect the Fund’s performance.

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

•DX Contracts are not subject to position limits imposed by the CFTC and/or futures exchange rules. There can be no assurance that the DX Contracts will not become subject to position limits. Should the Fund become subject to position limits with respect to its DX Contracts holdings, the Fund’s positions in DX Contracts might be required to be aggregated with positions in other accounts that the Managing Owner owns or for which it controls trading unless an exemption applies under the applicable regulations of the CFTC or the futures exchange on which the DX Contracts trade. Should the Fund become subject to position limits, the Fund’s ability to issue new Creation Units or to reinvest income in additional DX Contracts may be impaired or limited. This may adversely affect the correlation between the market price of the Shares and the NAV of the Fund, which could result in Shares trading at a premium or discount to the NAV of the Fund.

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

•Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•Currency exchange rates;

•Investment and trading activities by other futures market participants;

•Global or regional political, economic or financial events and situations;

•War or acts of terrorism;

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.21%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s annual volatility since inception.

In addition, the Fund enters sell orders with the Commodity Broker from time to time, to liquidate DX Contract positions in order to satisfy redemption requests or to pay expenses and liabilities. The Fund is subject to the risk that temporary aberrations or distortions will occur in the market for DX Contracts at the time those orders are executed. The prices received by the Fund from the liquidation of its positions could be adversely affected, which in turn could adversely affect the value of the Shares. Those aberrations or distortions may result from trading activities by other market participants or actions taken by the Commodity Broker, the CFTC, the exchange or other regulatory authorities. If the Fund’s positions are liquidated at inopportune times or during times when the market is temporarily distorted or otherwise experiencing a pricing aberration, the value of the Shares may be adversely affected.

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

Risk that Russia’s Invasion of Ukraine May Result in Market Volatility that Could Adversely Affect the Fund’s Performance.

Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty. The negative impacts may be particularly acute in certain sectors. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of the Index Currencies and may have an adverse effect on the performance of the Fund and value of the Shares.

Pandemics and other public health emergencies, including the emergence of new COVID-19 variants, could disrupt the global economy and adversely impact the Fund’s performance.

The impact of the COVID-19 pandemic was extensive in many aspects of society. The outbreak resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global economy and financial markets. Many countries reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses also implemented similar precautionary measures. While restrictions have started to ease in areas around the world, they may be reinstated in the future. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, including new variants and mutations of the virus, created significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence was materially adversely affected by the outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Future pandemics and other public health emergencies could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments. In addition, the COVID-19 pandemic resulted in certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government

(including regulatory agencies), any state government, or any foreign government as a result of additional or new outbreaks and other public health emergencies or market volatility.

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

Substantial Sales of Index Currencies by the Official Sector Could Adversely Affect an Investment in the Shares.

The official sector consists of central banks, other governmental agencies and multi-lateral institutions that buy, sell and hold certain Index Currencies as part of their reserve assets. The official sector holds a significant amount of Index Currencies that can be mobilized in the open market. In the event that future economic, political or social conditions require members of the official sector to sell significant amounts of their Index Currency holdings, such an increase in supply may outstrip demand for Index Currencies and depress their prices. Such a decline in prices may materially and adversely affect the market value of DX Contracts, which would negatively impact the Shares.

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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical, including in scenarios wherein the futures market is thinly traded, or inefficient to gain full or partial exposure to the Index Currencies through the DX Contracts.

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

GENERAL RISKS

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

While the Managing Owner has established business continuity plans and systems reasonably designed to detect and prevent such cyber attacks from being effective, there are inherent limitations in such plans and systems. For instance, it is possible that certain existing risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, the Fund cannot control, or even necessarily influence, the cyber security plans and systems put in place by the Fund’s third party service providers. Since the Fund is dependent upon third party service providers (including the Managing Owner) for substantially all of its operational needs, the Fund is subject to the risk that a cyber attack on a service provider will materially impair its normal operations even if the Fund itself is not subject to such an attack. A cyber security incident that affects any of the Fund’s service providers could result in loss or unintended disclosure of information or loss or theft of the Fund’s assets and could adversely impact the ability of the Fund’s service providers to conduct their business, including their business on behalf of the Fund. In addition, a service provider that has experienced a cyber security incident may divert resources normally devoted to servicing the Fund to addressing the incident, which would be likely to have an adverse effect on the Fund’s operations. Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in futures contracts and to the exchanges on which the Fund buys and sells shares of T-Bill ETFs, which could result in disruptions to the Fund’s ability to pursue its investment objective, resulting in financial losses to the Fund and Shareholders.

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

Holders

As of January 31, 2023, the Fund had 109 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2022 to October 31, 2022	700,000	$30.46
November 1, 2022 to November 30, 2022	10,700,000	28.96
December 1, 2022 to December 31, 2022	13,300,000	28.13
Total	24,700,000	$28.55

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(847.6) million and $(328.3) million for the years ended December 31, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the year ended December 31, 2022, $1,984.8 million was paid to purchase United States Treasury Obligations and $1,422.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2021, $261.0 million was paid to purchase United States Treasury Obligations and $289.0 million was received from sales and maturing United States Treasury Obligations. $3,509.5 million was received from sales of affiliated investments and $3,152.7 million was paid to purchase affiliated investments during the year ended December 31, 2022. $619.4 million was received from sales of affiliated investments and $1,000.5 million was paid to purchase affiliated investments during the year ended December 31, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $853.2 million and $328.3 million during the years ended December 31, 2022 and 2021, respectively. This included $2,623.7 million and $755.8 million from the sale of Shares to Authorized Participants and $1,754.3 million and $427.4 million from Shares redeemed by Authorized Participants during the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, distributions paid to Shareholders were $16.2 million. There were no distributions paid to shareholders during the year ended December 31, 2021.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

UUP - For The Year Ended December 31, 2022
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2021
12/31/2022
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
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2022 and 2021. For performance discussion related to the year ended December 31, 2020, see the annual report for the year ended December 31, 2020, available at http://www.invesco.com/ETFs.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2022 and 2021” below provides an overview of the changes in the closing levels of the Long Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2022 and 2021

	Years Ended December 31,
Underlying Index	2022	2021
DX Contract	10.91%	6.46%

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Fund Share Price Performance

For the year ended December 31, 2022, the NYSE Arca market value of each Share increased from $25.63 per Share to $27.81 per Share. The Share price low and high for the year ended December 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $25.42 per Share (-0.82%) on January 13, 2022, and a high of $30.70 per Share (+19.78%) on September 27, 2022. On December 23, 2022, the Fund paid a distribution of $0.24660 for each General Share and Share to holders of record as of December 20, 2022. Therefore, the total return for the Fund on a market value basis was +9.46%.

The U.S. dollar, and hence the Fund, posted strong positive performance in the first three quarters of the year but retreated sharply in the fourth quarter of the year. Heightened geopolitical tensions in the first quarter and growing recession fears in the second and third quarters boosted demand for haven assets like the U.S. dollar, pushing it past 20-year highs in September, while uncertainty over Europe’s macroeconomic outlook in the first quarter, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in the second and third quarters, weighed on its European counterparts. The U.S. dollar was also supported by other central banks relatively dovish policies, notably the Bank of Japan, in comparison to the Federal Reserve, as higher interest rates tend to boost demand for a currency. Finally, falling crude oil prices weighed on the Canadian dollar given the country is a major exporter of the commodity. However, the U.S. dollar plunged to end the year as expectations for a moderation in Federal Reserve rate hikes grew, following a larger-than-expected drop in U.S. inflation.

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

2021 marked a strong year for the U.S. dollar, leading to positive returns for the Fund. The front month U.S. dollar index futures, which measure the value of the U.S. dollar relative to other major world currencies, locked in the best year since 2015 as it recovered significantly from the free fall it experienced the year prior. Soaring U.S. inflation, driven by unprecedented pandemic related stimulus measures, accelerated the timeline for rate hikes in the U.S. Treasury yields across the curve rallied to multi-month highs to end the year, as fears over the Omicron variant dissipated on news that it is less lethal compared to previous variants. In comparison, all other major currencies except for the Canadian Dollar (i.e., the Euro, Japanese Yen, British Pound, Swedish Krona, and Swiss Franc) ended the year lower versus. the U.S. dollar, due to their comparatively dovish monetary policies and widening yield differentials.

Fund Share Net Asset Performance

For the year ended December 31, 2022, the NAV of each Share increased from $25.62 per Share to $27.81 per Share. Rising currency futures contract prices for long DX Contracts during the year ended December 31, 2022 contributed to an overall 8.68% increase in the level of the Index and a 10.91% increase in the level of the Long Index-TRTM. On December 23, 2022, the Fund paid a distribution of $0.24660 for each General Share and Share to holders of record as of December 20, 2022. Therefore, the total return for the Fund on a NAV basis was +9.50%.

Net income (loss) for the year ended December 31, 2022, was $81.3 million, resulting from $29.0 million of income, net realized gain (loss) of $66.9 million, net change in unrealized gain (loss) of $(3.3) million and net operating expenses of $11.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$1,643,466,731	0.50%	$19,066,881	43

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$717,345,170	0.27%	$4,515,600	25

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2022.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2022, as stated in their report on page 35 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB US Dollar Index Trust) and Shareholders of Invesco DB US Dollar Index Bullish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB US Dollar Index Bullish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2022 and 2021, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 23, 2023

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2022 and 2021

	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $666,202,422 and $92,004,734, respectively)	$666,431,938	$92,006,259
Affiliated investments, at value (cost $983,344,642 and $626,489,060, respectively)	983,150,588	626,458,758
Cash held by custodian	5,577,618	—
Receivable for:
Cash due from broker	—	2,034,654
Dividends from affiliates	2,846,903	9,990
Total assets	$1,658,007,047	$720,509,661
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$5,052,204	$2,784,355
Payable for:
Fund shares reacquired	8,358,688	—
Management fees	1,125,769	376,104
Brokerage commissions and fees	3,655	4,032
Total liabilities	14,540,316	3,164,491
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,112	1,025
Shareholders' equity—Shares	1,643,465,619	717,344,145
Total shareholders' equity	1,643,466,731	717,345,170
Total liabilities and equity	$1,658,007,047	$720,509,661
General Shares outstanding	40	40
Shares outstanding	59,100,000	28,000,000
Net asset value per share	$27.81	$25.62
Market value per share	$27.81	$25.63

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2022

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 3.820% due January 19, 2023(b)	9.11%	$149,759,000	$150,000,000
U.S. Treasury Bills, 4.155% due February 16, 2023	9.08	149,254,979	150,000,000
U.S. Treasury Bills, 4.285% due March 2, 2023	18.13	297,953,628	300,000,000
U.S. Treasury Bills, 4.270% due March 9, 2023	4.23	69,464,332	70,000,000
Total United States Treasury Obligations (cost $666,202,422)	40.55%	$666,431,938
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $73,784,578)(c)	4.48%	$73,590,524	698,600
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.22% (cost $909,560,064)(c)(d)	55.34	909,560,064	909,560,064
Total Affiliated Investments (cost $983,344,642)	59.82%	$983,150,588
Total Investments in Securities (cost $1,649,547,064)	100.37%	$1,649,582,526

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $99,830,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2022.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	15,911	March-2023	$1,643,113,059	$(7,688,710)	$(7,688,710)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2021

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.040% due January 6, 2022	3.76%	$27,000,002	$27,000,000
U.S. Treasury Bills, 0.055% due January 20, 2022	2.79	19,999,929	20,000,000
U.S. Treasury Bills, 0.050% due February 3, 2022(b)	3.91	28,007,497	28,008,100
U.S. Treasury Bills, 0.070% due March 10, 2022(b)	2.37	16,998,831	17,000,000
Total United States Treasury Obligations (cost $92,004,734)	12.83%	$92,006,259
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $49,885,302)(c)	6.95%	$49,855,000	472,000
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $576,603,758)(c)(d)	80.38	576,603,758	576,603,758
Total Affiliated Investments (cost $626,489,060)	87.33%	$626,458,758
Total Investments in Securities (cost $718,493,794)	100.16%	$718,465,017

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $27,997,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	7,505	March- 2022	$717,425,465	$(4,284,830)	$(4,284,830)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Income
Interest Income	$11,504,581	$79,899	$778,726
Dividends from Affiliates	17,494,117	75,059	1,277,760
Total Income	28,998,698	154,958	2,056,486
Expenses
Management Fees	11,622,714	3,312,762	3,868,226
Brokerage Commissions and Fees	352,205	112,892	151,671
Interest Expense	104,641	2,264	6,190
Total Expenses	12,079,560	3,427,918	4,026,087
Less: Waivers	(753,090)	(82,133)	(525,230)
Net Expenses	11,326,470	3,345,785	3,500,857
Net Investment Income (Loss)	17,672,228	(3,190,827)	(1,444,371)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	3	—	(5,188)
Affiliated Investments	—	—	9,822
Capital gain distributions from Affiliated Investments	—	8,454	20,471
Currency Futures Contracts	66,941,679	26,417,232	(50,897,716)
Net Realized Gain (Loss)	66,941,682	26,425,686	(50,872,611)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	227,990	(5,074)	(42,469)
Affiliated Investments	(163,751)	(21,240)	103,882
Currency Futures Contracts	(3,403,880)	(396,346)	(2,073,161)
Net Change in Unrealized Gain (Loss)	(3,339,641)	(422,660)	(2,011,748)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	63,602,041	26,003,026	(52,884,359)
Net Income (Loss)	$81,274,269	$22,812,199	$(54,328,730)

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2022

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$1,025	28,000,000	$717,344,145	$717,345,170
Purchases of Shares			93,500,000	2,623,713,859	2,623,713,859
Redemption of Shares			(62,400,000)	(1,762,689,597)	(1,762,689,597)
Net Increase (Decrease) due to Share Transactions			31,100,000	861,024,262	861,024,262
Return of Capital Distributions		(10)		(16,176,960)	(16,176,970)
Net Income (Loss)
Net Investment Income (Loss)		12		17,672,216	17,672,228
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		89		66,941,593	66,941,682
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(4)		(3,339,637)	(3,339,641)
Net Income (Loss)		97		81,274,172	81,274,269
Net Change in Shareholders' Equity	—	87	31,100,000	926,121,474	926,121,561
Balance at December 31, 2022	40	$1,112	59,100,000	$1,643,465,619	$1,643,466,731

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2022 , 2021 and 2020

	2022	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$81,274,269	$22,812,199	$(54,328,730)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,984,762,934)	(260,947,261)	(668,542,085)
Proceeds from securities sold and matured	1,422,008,100	289,000,000	672,934,371
Cost of affiliated investments purchased	(3,509,527,927)	(1,000,484,866)	(2,307,497,397)
Proceeds from affiliated investments sold	3,152,672,346	619,414,864	2,167,831,112
Net accretion of discount on United States Treasury Obligations	(11,442,852)	(79,890)	(777,478)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(3)	—	(4,634)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(64,239)	26,314	(61,413)
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	2,267,849	3,782,485	(1,827,703)
Cash due from broker	2,034,654	(2,034,654)	—
Dividends from affiliates	(2,836,913)	(6,673)	25,102
Management fees	749,665	171,153	51,169
Brokerage commissions and fees	(377)	(827)	858
Net cash provided by (used for) operating activities	(847,628,362)	(328,347,156)	(192,196,828)
Cash flows from financing activities:
Distributions paid to Shareholders	(16,176,970)	—	—
Proceeds from purchases of Shares	2,623,713,859	755,794,494	1,863,160,467
Redemption of Shares	(1,754,330,909)	(427,447,338)	(1,681,468,713)
Net cash provided by (used for) financing activities	853,205,980	328,347,156	181,691,754
Net change in cash	5,577,618	—	(10,505,074)
Cash at beginning of period	—	—	10,505,074
Cash at end of period	$5,577,618	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$104,641	$2,264	$6,190

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2022

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2022, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to shareholders. A distribution for the year ended December 31, 2022 was paid on December 23, 2022 to holders of record, as of December 20, 2022 at a rate of $0.24660 for each General Share and Share for a total distribution of $10 to General Shares and $16,176,960 to Shares. No distributions were paid for the years ended December 31, 2021 and 2020.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2022	2021	2020
Distribution per General Share	$0.24660	$—	$—
Distribution per Share	$0.24660	$—	$—
Distributions paid to General Shares	$10	$—	$—
Distributions paid to Shares	$16,176,960	$—	$—

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2022, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2022, 2021 and 2020, were less than $5.00, $5.00 and $5.00, respectively, per round-turn trade.

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

The Managing Owner waived fees of $753,090, $82,133 and $525,230 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2022 and 2021.

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

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$666,431,938	$—	$666,431,938
Exchange-Traded Fund	73,590,524	—	—	73,590,524
Money Market Mutual Fund	909,560,064	—		909,560,064
Total Investments in Securities	983,150,588	666,431,938	—	1,649,582,526
Other Investments - Liabilities (a)
Currency Futures Contracts	(7,688,710)	—	—	(7,688,710)
Total Investments	$975,461,878	$666,431,938	$—	$1,641,893,816

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$92,006,259	$—	$92,006,259
Exchange-Traded Fund	49,855,000	—	—	49,855,000
Money Market Mutual Fund	576,603,758	—	—	576,603,758
Total Investments in Securities	626,458,758	92,006,259	—	718,465,017
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,284,830)	—	—	(4,284,830)
Total Investments	$622,173,928	$92,006,259	$—	$714,180,187

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(7,688,710)	$—	$(4,284,830)

(a)

Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021	2020
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$66,941,679	$26,417,232	$(50,897,716)
	Net Change in Unrealized Gain (Loss)	(3,403,880)	(396,346)	(2,073,161)
Total		$63,537,799	$26,020,886	$(52,970,877)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2022	2021	2020
Average Notional Value	$1,524,849,096	$449,997,109	$519,921,403

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

The Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,855,000	$23,899,275	$—	$(163,751)	$—	$73,590,524	$960,795
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	576,603,758	3,485,628,652	(3,152,672,346)	—	—	909,560,064	16,533,322
Total	$626,458,758	$3,509,527,927	$(3,152,672,346)	$(163,751)	$—	$983,150,588	$17,494,117

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$(21,240)	$8,454		$49,855,000	$8,075
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	195,533,756	1,000,484,866	(619,414,864)	—	—		576,603,758	66,984
Total	$245,409,996	$1,000,484,866	$(619,414,864)	$(21,240)	$8,454	(a)	$626,458,758	$75,059

(a)	Includes $8,454 of capital gains distributions from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,893,780	$—	$(30,131,244)	$103,882	$30,293		$49,876,240	$601,896
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	741,191,518	(545,657,762)	—	—		195,533,756	10,369
Invesco Premier U.S. Government Money Portfolio, Institutional Class	25,736,227	1,566,305,879	(1,592,042,106)	—	—		—	665,495
Total	$105,630,007	$2,307,497,397	$(2,167,831,112)	$103,882	$30,293	(a)	$245,409,996	$1,277,760

(a)	Includes $20,671 of capital gains distributions from Invesco Treasury Collateral ETF.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2022, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	For the Years Ended December 31,
	2022	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$25.62	$24.25	$25.95
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	2.12	1.55	(1.63)
Net investment income (loss) (b)	0.32	(0.18)	(0.07)
Net income (loss)	2.44	1.37	(1.70)
Less:
Return of capital distributions	(0.25)	—	—
Net asset value per Share, end of period	$27.81	$25.62	$24.25
Market value per Share, beginning of period (c)	$25.63	$24.26	$25.98
Market value per Share, end of period (c)	$27.81	$25.63	$24.26

Ratio to average Net Assets
Net investment income (loss)	1.14%	(0.72)%	(0.28)%
Expenses, after waivers	0.73%	0.76%	0.68%
Expenses, prior to waivers	0.78%	0.78%	0.78%
Total Return, at net asset value (d)	9.50%	5.65%	(6.55)%
Total Return, at market value (d)	9.46%	5.65%	(6.62)%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2022. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 34 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2022, as stated in their report on page 35 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

          Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2022, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Anna Paglia[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr[1]	Board of Managers
Brian Hartigan	Global Head of ETF Investments

1. Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Fund.

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

Anna Paglia (48) has been Chief Executive Officer of the Managing Owner since June 2020. In this role, she has general oversight responsibilities for all of the Managing Owner’s business. Ms. Paglia has been a Member of the Board of Managers of the Managing Owner since June 2020. Additionally, Ms. Paglia is a Managing Director and Global Head of ETFs and Indexed Strategies of Invesco Ltd., a position in which she first began serving in June 2020. In these roles she is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Ms. Paglia also is responsible for managing the operations of the Invesco Funds. Previously, Ms. Paglia was Head of Legal, US ETFs at Invesco, beginning in September 2010. In that role, she was responsible for the registration and listing of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert and resource to the US ETF Board and personnel of the Managing Owner and providing day-to-day support to the Managing Owner. In addition, she was a team leader for, and provided legal support to, Invesco’s unit investment trusts. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master’s degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York. Ms. Paglia was listed as a principal of the Managing Owner on June 11, 2020.

Peter Hubbard (42) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (45) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial

Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco's forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd's executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.'s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.'s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.'s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.'s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.'s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Vacheron CPA (58) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos (52) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (46) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (60) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018.  Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President of IDI since March 2006. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director and Vice President of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (44) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts. In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

For the year ended December 31, 2022, the Fund incurred Management Fees of $11,622,714 of which $10,496,945 had been paid at December 31, 2022. Management Fees of $1,125,769 were unpaid at December 31, 2022 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2022, the Fund incurred brokerage commissions of $352,205 of which $348,550 had been paid at December 31, 2022. Brokerage commissions of $3,655 were unpaid at December 31, 2022 and are reported as a liability on the Statements of Financial Condition.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2023, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2022 and 2021.

	Fiscal Years Ended December 31,
	2022	2021
Audit Fees	$81,410	$78,660
Audit-Related Fees (1)	—	7,500
Tax Fees (2)	306,957	517,659
All Other Fees	—	—
Total	$388,367	$603,819

(1) Audit-Related Fees for the fiscal year ended December 31, 2021 include fees billed for reviewing regulatory filings.

(2) Tax Fees for the fiscal years ended December 31, 2022 and 2021 include fees billed for preparing tax forms.

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

101 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE 104

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund—December 31, 2022 and December 31, 2021, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2022, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2021, (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2022, 2021 and 2020, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2022, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2021, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2020, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2022, 2021 and 2020, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bullish Fund.

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

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Label Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline

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

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 23, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 23, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 23, 2023

/s/ JOHN ZERR John Zerr	Manager	February 23, 2023

*The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.