Form 10-Q
period 2023-09-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2023-11-08
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of outstanding Shares as of September 30, 2023: 17,850,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $296,923,833 and $666,202,422, respectively)	$296,995,717	$666,431,938
Affiliated investments, at value (cost $233,249,135 and $983,344,642, respectively)	233,249,135	983,150,588
Cash held by custodian	—	5,577,618
Receivable for:
Fund shares sold	—	—
Dividends from affiliates	961,986	2,846,903
Total assets	$531,206,838	$1,658,007,047
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	591,062	5,052,204
Payable for:
Fund shares reacquired	—	8,358,688
Management fees	302,972	1,125,769
Brokerage commissions and fees	4,485	3,655
Total liabilities	898,519	14,540,316
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,188	1,112
Shareholders' equity—Shares	530,307,131	1,643,465,619
Total shareholders' equity	530,308,319	1,643,466,731
Total liabilities and equity	$531,206,838	$1,658,007,047
General Shares outstanding	40	40
Shares outstanding	17,850,000	59,100,000
Net asset value per share	$29.71	$27.81
Market value per share	$29.73	$27.81

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.340% due November 30, 2023 (b)	46.73%	$247,818,230	$250,000,000
U.S. Treasury Bills, 5.315% due December 7, 2023	4.67	24,756,625	25,000,000
U.S. Treasury Bills, 5.300% due March 7, 2024	4.61	24,420,862	25,000,000
Total United States Treasury Obligations (cost $296,923,833)	56.01%	$296,995,717
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.26% (cost $233,249,135)(c)(d)	43.98%	233,249,135	233,249,135
Total Investments in Securities (cost $530,172,968)	99.99%	$530,244,852

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $69,384,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	5,009	December-2023	$524,452,913	$5,574,422	$5,574,422

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$4,241,752	$3,397,523	$16,186,941	$4,438,670
Dividends from Affiliates	3,005,242	5,705,962	16,277,192	7,558,908
Total Income	7,246,994	9,103,485	32,464,133	11,997,578
Expenses
Management Fees	1,029,561	3,577,047	5,166,910	7,714,485
Brokerage Commissions and Fees	31,173	101,935	148,256	253,634
Interest Expense	14,858	12,202	92,081	17,264
Total Expenses	1,075,592	3,691,184	5,407,247	7,985,383
Less: Waivers	(57,217)	(269,384)	(324,141)	(524,177)
Net Expenses	1,018,375	3,421,800	5,083,106	7,461,206
Net Investment Income (Loss)	6,228,619	5,681,685	27,381,027	4,536,372
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	1	(51)	3
Affiliated Investments	(120,592)	—	(120,592)	—
Currency Futures Contracts	11,817,365	117,918,993	(1,523,213)	179,479,271
Net Realized Gain (Loss)	11,696,773	117,918,994	(1,643,856)	179,479,274
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(160,819)	482,703	(157,632)	(889,460)
Affiliated Investments	103,236	(124,007)	194,054	(135,807)
Currency Futures Contracts	3,957,181	15,227,445	13,263,132	49,527,962
Net Change in Unrealized Gain (Loss)	3,899,598	15,586,141	13,299,554	48,502,695
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	15,596,371	133,505,135	11,655,698	227,981,969
Net Income (Loss)	$21,824,990	$139,186,820	$39,036,725	$232,518,341

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$1,136	22,400,000	$635,953,669	$635,954,805
Purchases of Shares			7,650,000	220,877,348	220,877,348
Redemption of Shares			(12,200,000)	(348,348,824)	(348,348,824)
Net Increase (Decrease) due to Share Transactions			(4,550,000)	(127,471,476)	(127,471,476)
Net Income (Loss)
Net Investment Income (Loss)		73		6,228,546	6,228,619
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(56)		11,696,829	11,696,773
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		35		3,899,563	3,899,598
Net Income (Loss)		52		21,824,938	21,824,990
Net Change in Shareholders' Equity	—	52	(4,550,000)	(105,646,538)	(105,646,486)
Balance at September 30, 2023	40	$1,188	17,850,000	$530,307,131	$530,308,319

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$1,112	59,100,000	$1,643,465,619	$1,643,466,731
Purchases of Shares			26,450,000	748,735,276	748,735,276
Redemption of Shares			(67,700,000)	(1,900,930,413)	(1,900,930,413)
Net Increase (Decrease) due to Share Transactions			(41,250,000)	(1,152,195,137)	(1,152,195,137)
Net Income (Loss)
Net Investment Income (Loss)		53		27,380,974	27,381,027
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(3)		(1,643,853)	(1,643,856)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		26		13,299,528	13,299,554
Net Income (Loss)		76		39,036,649	39,036,725
Net Change in Shareholders' Equity	—	76	(41,250,000)	(1,113,158,488)	(1,113,158,412)
Balance at September 30, 2023	40	$1,188	17,850,000	$530,307,131	$530,308,319

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$39,036,725	$232,518,341
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(924,603,748)	(1,321,791,798)
Proceeds from securities sold and matured	1,309,999,950	552,008,100
Cost of affiliated investments purchased	(1,056,817,293)	(2,776,402,734)
Proceeds from affiliated investments sold	1,806,792,208	2,244,406,684
Net accretion of discount on United States Treasury Obligations	(16,117,664)	(4,417,775)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	120,643	(3)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(36,422)	1,025,267
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(4,461,142)	(654,883)
Dividends from affiliates	1,884,917	(2,108,050)
Management fees	(822,797)	765,033
Brokerage commissions and fees	830	(669)
Due from broker	—	2,034,654
Net cash provided by (used in) operating activities	1,154,976,207	(1,072,617,833)
Cash flows from financing activities:
Proceeds from purchases of Shares	748,735,276	2,130,086,187
Redemption of Shares	(1,909,289,101)	(1,057,468,354)
Net cash provided by (used in) financing activities	(1,160,553,825)	1,072,617,833
Net change in cash	(5,577,618)	—
Cash at beginning of period	5,577,618	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$92,081	$17,264

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

The Managing Owner waived fees of $57,217 and $324,141 for the three and nine months ended September 30, 2023 , respectively. The Managing Owner waived fees of $269,384 and $524,177 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$296,995,717	$—	$296,995,717
Exchange-Traded Fund	—	—	—	—
Money Market Mutual Fund	233,249,135	—		233,249,135
Total Investments in Securities	233,249,135	296,995,717	—	530,244,852
Other Investments - Assets (a)
Currency Futures Contracts	5,574,422	—	—	5,574,422
Total Investments	$238,823,557	$296,995,717	$—	$535,819,274

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$666,431,938	$—	$666,431,938
Exchange-Traded Fund	73,590,524	—	—	73,590,524
Money Market Mutual Fund	909,560,064	—		909,560,064
Total Investments in Securities	983,150,588	666,431,938	—	1,649,582,526
Other Investments - Liabilities (a)
Currency Futures Contracts	(7,688,710)	—	—	(7,688,710)
Total Investments	$975,461,878	$666,431,938	$—	$1,641,893,816

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$5,574,422	$—	$—	$(7,688,710)

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$11,817,365	$117,918,993
	Net Change in Unrealized Gain (Loss)	3,957,181	15,227,445
Total		$15,774,546	$133,146,438

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(1,523,213)	$179,479,271
	Net Change in Unrealized Gain (Loss)	13,263,132	49,527,962
Total		$11,739,919	$229,007,233

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value - Long	$546,762,523	$1,952,362,467	$943,552,764	$1,382,633,894

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$73,681,342	$—	$(73,663,986)	$103,236	$(120,592)	$—	$303,039
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	241,738,038	280,261,284	(288,750,187)	—	—	233,249,135	2,702,203
Total	$315,419,380	$280,261,284	$(362,414,173)	$103,236	$(120,592)	$233,249,135	$3,005,242

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$73,590,524	$—	$(73,663,986)	$194,054	$(120,592)	$—	$1,818,833
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	909,560,064	1,056,817,293	(1,733,128,222)	—	—	233,249,135	14,458,359
Total	$983,150,588	$1,056,817,293	$(1,806,792,208)	$194,054	$(120,592)	$233,249,135	$16,277,192

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$28.39	$27.94	$27.81	$25.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.99	2.11	1.06	4.43
Net investment income (loss) (b)	0.33	0.09	0.84	0.09
Net income (loss)	1.32	2.20	1.90	4.52
Net asset value per Share, end of period	$29.71	$30.14	$29.71	$30.14
Market value per Share, beginning of period (c)	$28.40	$27.96	$27.81	$25.63
Market value per Share, end of period (c)	$29.73	$30.18	$29.73	$30.18

Ratio to average Net Assets (d)
Net investment income (loss)	4.54%	1.19%	4.00%	0.44%
Expenses, after waivers	0.74%	0.72%	0.74%	0.73%
Expenses, prior to waivers	0.78%	0.77%	0.79%	0.78%
Total Return, at net asset value (e)	4.65%	7.87%	6.83%	17.64%
Total Return, at market value (e)	4.68%	7.94%	6.90%	17.75%

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
•
Risks and uncertainty related to public health emergencies and any other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $1,155.0 million and $(1,072.6) million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $924.6 million was paid to purchase United States Treasury Obligations and $1,310.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $1,321.8 million was paid to purchase United States Treasury Obligations and $552.0 million was received from sales and maturing United States Treasury Obligations. $1,806.8 million was received from sales of affiliated investments and $1,056.8 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $2,244.4 million was received from sales of affiliated investments and $2,776.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(1,160.6) million and $1,072.6 million during the nine months ended September 30, 2023 and 2022, respectively. This included $748.7 million and $2,130.1 million from Shares purchased by Authorized Participants and $1,909.3 million and $1,057.5 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

UUP - For the Three Months Ended September 30, 2023
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
Percentage Change
6/30/2023
9/30/2023
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

UUP - For the Nine Months Ended September 30, 2023
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2022
9/30/2023
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

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DX Contract	4.88%	8.26%	7.60%	18.78%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share increased from $28.40 per Share to $29.73 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $27.56 per Share (-2.96%) on July 13, 2023 and a high of 29.87 per Share (+5.18%) on September 27, 2023. The total return for the Fund on a market value basis was +4.68%.

The U.S. dollar showed strength in the third quarter of 2023, up 3%, the most since the third quarter 2022, leading to gains for the Fund. The euro, Japanese yen, British pound, Canadian dollar, Swedish krona and Swiss franc all depreciated against the U.S. dollar. European currencies were pressured by a weakening Eurozone economic outlook and relatively more bearish central banks, while the Bank of Japan kept to its ultra-dovish policies, keeping global interest rate differentials with the Japanese yen wide open. Compared to the other currencies, the Canadian dollar fared better, supported by the strong rebound in energy commodities – the country is a major exporter of crude oil.

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

The U.S. dollar rallied significantly in the third quarter of 2022, soaring past 20-year highs in September and hence boosting the Fund’s performance. Growing recession angst fueled by expectations for aggressive Federal Reserve policy given persistent high inflation prints increased demand for haven currencies like the U.S. dollar. Higher interest rates also tend to boost demand for the country’s currency. On the contrary, growth concerns due to the ongoing energy crisis in Europe continued to weigh heavily on the European currencies, while China’s seemingly unending struggle with COVID-19 and Japan’s commitment to ultra-loose policies weighed on Asian currencies. Finally, falling crude oil prices weighed on the Canadian dollar given the country is a major exporter of the commodity.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share increased from $28.39 per Share to $29.71 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended September 30, 2023 contributed to a 3.49% increase in the level of the Index and to a 4.88% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +4.65%.

Net income (loss) for the three months ended September 30, 2023 was $21.8 million, primarily resulting from $7.2 million of income, net realized gain (loss) of $11.7 million, net change in unrealized gain (loss) of $3.9 million and net operating expenses of $1.0 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share increased from $27.81 per Share to $29.73 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $27.26 per Share (-1.98%) on February 1, 2023 and a high of $29.87 per Share (+7.41%) on September 27, 2023. The total return for the Fund on a market value basis was +6.90%.

The U.S. dollar posted a small gain in the first three quarters of 2023 leading to gains for the Fund – while it moved lower during the first quarter, prices rebounded during the second and third quarters. To start the year, the dollar retreated rapidly on anticipation for a dovish pivot in the Federal Reserve’s rate hike plans. However, in February, expectations for the Federal Reserve turned more hawkish amid stickier-than-expected US inflation and a strong US labor market. In March, while the dollar initially continued higher on the financial sector turmoil, returning speculation for a softer Federal Reserve stance, amid the heightened uncertainty, sent prices lower to end the quarter. Despite continued talks for a pause in US rate hikes, which actually happened in June, the dollar remained relatively well supported in the second quarter on hawkish Federal Reserve comments. In the third quarter, the dollar experienced renewed strength amid US economic resilience and the Federal Reserve’s more hawkish, higher-for-longer rhetoric.

For the nine months ended September 30, 2022, the NYSE Arca market value of each Share increased from $25.63 per Share to $30.18 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $25.42 per Share (-0.82%) on January 13, 2022, and a high of $30.70 per Share (+19.79%) on September 27, 2022. The total return for the Fund on a market value basis was +17.75%.

The U.S. dollar and hence the Fund posted strong positive performance in the first three quarters of 2022. Heightened geopolitical tensions in the first quarter and growing recession fears during the second and third quarters boosted demand for haven assets like the U.S. dollar, while uncertainty over Europe’s macroeconomic outlook during the first quarter, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis during the second and third quarters weighed on its European counterparts. The dollar was also supported by other central banks relatively dovish policies, notably the Bank of Japan, in comparison to the Federal Reserve, as higher interest rates tend to boost demand for a currency. Finally, falling commodity prices in the third quarter weighed on the Canadian dollar.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share increased from $27.81 per Share to $29.71 per Share. Rising currency futures contract prices for long DX Contracts during the nine months ended September 30, 2023 contributed to a 3.59% increase in the level of the Index and to a 7.60% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +6.83%.

Net income (loss) for the nine months ended September 30, 2023 was $39.0 million, primarily resulting from $32.5 million of income, net realized gain (loss) of $(1.6) million, net change in unrealized gain (loss) of $13.3 million and net operating expenses of $5.1 million.

For the nine months ended September 30, 2022, the NAV of each Share increased from $25.62 per Share to $30.14 per Share. Rising currency futures contract prices for long DX Contracts during the nine months ended September 30, 2022 contributed to a 17.59% increase the level of the Index and to a 18.78% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +17.64%.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$530,308,319	0.44%	$5,468,525	58

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$1,643,466,731	0.50%	$19,066,881	43

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	5,150,000	$27.96
August 1, 2023 to August 31, 2023	4,250,000	28.72
September 1, 2023 to September 30, 2023	2,800,000	29.39
Total	12,200,000	$28.55

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended September 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Nine Months Ended September 30, 2022 (Unaudited),(ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 7, 2023		By:	/S/ Anna Paglia
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 7, 2023		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools