Form 10-K
period 2023-12-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2024-02-23
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $636,160,000.

Number of Common Units of Beneficial Interest outstanding as of January 31, 2024: 14,250,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on Invesco DB US Dollar Index Bullish Fund’s (the “Fund”) and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. These forward-looking statements are subject to a number of risks, uncertainties and other factors including, but not limited to, those described in this Report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), and other Securities and Exchange Commission (“SEC”) filings by the Fund that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

ii

PART I

ITEM 1. BUSINESS.

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

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable, including in scenarios wherein the futures market for a DX Contract is thinly traded, or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

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

Index Description

The Managing Owner has entered into a license agreement with Deutsche Bank Securities, Inc. (the “Index Sponsor”) to use the Index. The Managing Owner pays the Index Sponsor a licensing fee and an index services fee for performing its duties.

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (the “Management Fee”) and are not charged to or reimbursed by the Fund.

Neither the Managing Owner nor any affiliate of the Managing Owner has any rights to influence the selection of the futures contracts underlying the Index.

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities, Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities, Inc. (collectively, “Deutsche Bank”). The Deutsche Bank Long USD Currency Portfolio Index—Excess ReturnTM (the “Index”) is the exclusive property of Deutsche Bank Securities, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities of or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The Index Sponsor may from time to time subcontract the provision of the calculation and other services described below to one or more third parties.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $5.00, $5.00 and $5.00 per round-turn trade1 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the Securities Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time to time amended) included an untrue statement of a material fact or omitted a material fact required to be stated or necessary in order to make the statements therein not misleading under the Securities Act or any other statute or the common law.

The Managing Owner pays the Distributor a distribution fee out of the Management Fee.

Index Sponsor

The Managing Owner, on behalf of the Trust and the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the Index Sponsor. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties, as discussed above under the section titled “Index Description”.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its shareholders (the “Shareholders”).

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

The Commodity Exchange Act requires all FCMs, such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

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

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 25, 2023 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Summary of Risk Factors

•
Past performance is not necessarily indicative of future results; all or substantially all of an investment in the Fund could be lost.
•
The Fund’s trading of futures contracts takes place in very volatile markets.
•
Investments in foreign exchange related products are subject to many factors which contribute to potential volatility, including, but not limited to:
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

•
The Fund is subject to fees and expenses in the aggregate amount of approximately 0.78% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income exceed such fees and expenses.
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
•
There can be no assurance that the Fund will achieve profits or avoid losses, significant or otherwise.
•
Performance of the Fund may not track the Index during particular periods or over the long term. Such tracking error may cause the Fund to outperform or underperform the Index.
•
Disruptions in the ability to create or redeem Creation Units may adversely affect investors.
•
Certain potential conflicts of interest exist between the Managing Owner, the Commodity Broker (as defined herein) and their affiliates and Shareholders.
•
Although the Managing Owner attempts to monitor for conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that the conflicts will not, in fact, result in adverse consequences to the Fund and the Shareholders.
•
The Fund’s NAV may not always correspond to the market price of the Shares and, as a result, Shares may trade at prices greater than NAV (at a premium), at NAV, or less than NAV (at a discount).
•
Shareholders will be subject to taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions.
•
As a result of increasingly interconnected global economies and financial markets, armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the Fund's investments. Such conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty.

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
War or acts of terrorism;
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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility is 8.18%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, the average annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s average annual volatility.

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

Further, in periods of heightened volatility, the bid and ask “spread” for purchasing shares of the Fund typically widens. Accordingly, an investor’s return on investment may be negatively impacted when transacted in Shares.

Other Market Participants' Trading of DX Contracts May Adversely Affect the Price that the Fund Pays for DX Contracts.

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

International Armed Conflicts May Result in Market Volatility that Could Adversely Affect the Fund's Performance.

As a result of increasingly interconnected global economies and financial markets, armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the Fund's investments. Such conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty.

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain markets, including futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across markets. For example, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The United States has sought to deter these attacks. The Red Sea is an important maritime route for international trade. As a result of these disruptions, companies have re-routed vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea. The possibility of a prolonged conflict between Hamas and Israel, and the potential expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, could further destabilize the Middle East region and introduce new uncertainties in global markets.

Following Russia's invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. Russia may take additional countermeasures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of Index Currencies and may have an adverse effect on the performance of the Fund and value of the Shares.

Pandemics and Other Public Health Emergencies, Including the Emergence of New COVID-19 Variants, Could Disrupt the Global Economy and Adversely Impact the Fund’s Performance.

The impact of the COVID-19 pandemic was extensive in many aspects of society. The outbreak resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global economy and financial markets. Many countries reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses also implemented similar precautionary measures. While restrictions have eased, it is possible that they may be reinstated in the future in response to new variants or new public health emergencies. Such measures, as well as the general uncertainty surrounding the dangers and impact of a future public health crisis, may result in significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence may be materially adversely affected by a future outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Future pandemics and other public health emergencies could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

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

An Investment in the Shares May Be Adversely Affected by Competition from Other Methods of Investing in Currencies.

The Fund competes with other financial vehicles, including mutual funds, ETFs and other investment companies, other index tracking commodity pools, actively traded commodity pools, hedge funds, other securities backed by or linked to currencies, and direct investments in the underlying currencies or the DX Contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such currencies directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

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

•
Domestic and foreign interest rates;
•
Currency exchange rates;
•
Investment and trading activities from mutual funds, hedge funds and currency funds; and
•
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

Futures contracts are subject to liquidity risk. An FCM may impose risk limits on the Fund, which restrict the amount of exposure to futures contracts that the Fund can obtain through the FCM. A futures exchange may also impose risk limits on the Fund. If the risk limits imposed by an FCM or a futures exchange do not provide sufficient exposure, the Fund may not be able to achieve its investment objective.

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

Over-the-Counter-Trading Risks

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

The Managing Owner may determine to invest in other futures contracts if at any time it is impractical, including in scenarios wherein the futures market for a DX Contract is thinly traded, or inefficient to gain full or partial exposure to the Index Currencies through the DX Contracts.

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

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as well as When the Index Is Rising.

The Fund is not actively managed on the basis of judgments relating to economic, financial and market conditions with a view to obtaining positive results under all market conditions. Instead, the Managing Owner seeks to cause the NAV to track the performance of the Index during periods in which the Index is flat or declining as well as when the Index is rising. Therefore, under normal market conditions, if positions in any one or more of the Index Currencies are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index.

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

Failure of FCMs or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

The Commodity Exchange Act requires an FCM to segregate all funds received from customers from such FCM’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s distress, impairment or bankruptcy. Furthermore, in the event of the Commodity Broker’s distress, impairment or bankruptcy, the Fund could be delayed in recovering Fund assets, limited to recovering pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker.

The Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from a clearing member’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. In the event of a default of the clearing FCM’s other clients or the clearing FCM’s failure to extend its own funds in connection with any such default, a customer may not be able to recover the full amount of assets deposited by the clearing FCM with the clearing organization on the customer’s behalf. In addition, the protections afforded to cleared swaps customer collateral do not guarantee the full return of such collateral in the event of a FCM’s bankruptcy.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires FCMs, like the Commodity Broker, to implement and evaluate from time to time risk-based limits on futures position and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

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

Regulatory Changes or Actions May Alter the Operations and Profitability of the Fund.

Governmental and regulatory changes or actions may have unexpected or adverse consequences on particular markets, transactions, or investments, which may adversely impact the Fund and impair how it is managed. Policy and legislative changes in the United States and in other countries affect many aspects of financial regulation, and may in some instances contribute to decreased liquidity, increased costs and increased volatility in the financial markets. The impact of any such changes on the markets, and the practical implications for market participants, likely would not be fully known for some time.

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

Items of Income, Gain, Loss and Deduction with Respect to Shares Could Be Reallocated if the Internal Revenue Service Does Not Accept the Assumptions or Conventions Used by the Fund in Allocating Such Items.

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

The Fund is a partnership, which is generally not subject to U.S. federal income taxes. Rather, the partnership’s taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them. The Fund is subject to partnership audit rules in Subchapter C of Chapter 63 of the Code (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level, and if the IRS determines an adjustment, the default rule is that the Fund would pay an “imputed underpayment” including interest and penalties, if applicable. The Fund may instead elect to make a “push-out” election, in which case the Shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

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

Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, the Index Sponsor, the Administrator and the Transfer Agent) or money market mutual funds and T-Bill ETFs in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Creation Units respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Fund and its Shareholders could be negatively impacted as a result.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Fund has no directors, principal officers or employees, the Managing Owner is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Managing Owner’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 28 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, Corporate Security, Business Security Officers and Strategy and Projects & Governance. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding their privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer (CISO) who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Our manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets. The program includes the following:

•
Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•
Conducting diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•
An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party incident.
•
Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•
Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Invesco’s Board of Directors oversees cybersecurity risk across the entire organization and receives updates at a minimum of twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this committee include Invesco’s Chief Administrative Officer, Chief Risk & Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, and Global Operational Risk Owners which includes the GCSO. The committee reports to Invesco’s Enterprise Risk Management Committee which provides updates to the Invesco Board of Directors to facilitate their oversight.

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2023, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

ITEM 2. PROPERTIES.

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of money market mutual funds and/or T-Bill ETFs. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Shares have been trading on the NYSE Arca since November 25, 2008 under the symbol “UUP.”

Holders

As of January 31, 2024, the Fund had 96 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2023 to October 31, 2023	1,700,000	$29.83
November 1, 2023 to November 30, 2023	4,700,000	$29.27
December 1, 2023 to December 31, 2023	9,300,000	$28.14
Total	15,700,000	$28.66

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable, including in scenarios wherein the futures market for a DX Contract is thinly traded, or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $1,260.7 million and $(847.6) million for the years ended December 31, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the year ended December 31, 2023, $1,192.3 million was paid to purchase United States Treasury Obligations and $1,585.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2022, $1,984.8 million was paid to purchase United States Treasury Obligations and $1,422.0 million was received from sales and maturing United States Treasury Obligations. $2,320.5 million was received from sales of affiliated investments and $1,448.8 million was paid to purchase affiliated investments during the year ended December 31, 2023. $3,509.5 million was received from sales of affiliated investments and $3,152.7 million was paid to purchase affiliated investments during the year ended December 31, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(1,265.3) million and $853.2 million during the years ended December 31, 2023 and 2022, respectively. This included $1,104.0 million and $2,623.7 million from the sale of Shares to Authorized Participants and $2,340.4 million and $1,754.3 million from Shares redeemed by Authorized Participants during the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, distributions paid to Shareholders were $28.9 million and $16.2 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

UUP - For The Year Ended December 31, 2023
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2022
12/31/2023
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
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2023 and 2022. For performance discussion related to the year ended December 31, 2021, see the annual report for the year ended December 31, 2021, available at http://www.invesco.com/ETFs.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2023 and 2022” below provides an overview of the changes in the closing levels of the Long Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2023 and 2022

	Years Ended December 31,
Underlying Index	2023	2022
DX Contract	4.50%	10.91%

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

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Fund Share Price Performance

For the year ended December 31, 2023, the NYSE Arca market value of each Share decreased from $27.81 per Share to $27.09 per Share. The Share price low and high for the year ended December 31, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $26.96 per Share (-3.06%) on December 27, 2023, and a high of $30.04 per Share (+8.02%) on November 1, 2023. On December 22, 2023, the Fund paid a distribution of $1.74553 for each General Share and Share to holders of record as of December 19, 2023. Therefore, the total return for the Fund on a market value basis was +3.63%.

In 2023, the U.S. dollar ended 2023 largely flat – while it moved lower in the first quarter, prices rebounded in the second quarter and third quarter before falling again in the fourth quarter. To start the year, the U.S. dollar retreated rapidly on anticipation for a dovish pivot in the Federal Reserve’s rate hike plans. However, in February, expectations for the Federal Reserve turned more hawkish amid stickier-than-expected U.S. inflation and a strong U.S. labor market. In March, while the U.S. dollar initially continued higher on the financial sector turmoil, returning speculation for a softer Federal Reserve stance, amid the heightened uncertainty, sent prices lower to end the quarter. Despite continued talks for a pause in U.S. rate hikes, which actually happened in June, the U.S. dollar remained relatively well supported in the second quarter on hawkish Federal Reserve comments. In the third quarter, the U.S. dollar experienced renewed strength amid U.S. economic resilience and the Federal Reserve’s more hawkish, higher-for-longer rhetoric. However, U.S. dollar weakness returned to end the year as Federal Reserve rate cut expectations grew.

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

In 2022, the U.S. dollar, and hence the Fund, posted strong positive performance in the first three quarters of the year but retreated sharply in the fourth quarter. Heightened geopolitical tensions in the first quarter and growing recession fears in the second and third quarters boosted demand for haven assets like the U.S. dollar, pushing it past 20-year highs in September, while uncertainty over Europe’s macroeconomic outlook in the first quarter, given its geographical proximity and strong reliance on Russian commodities, and then the region’s deepening energy crisis in the second and third quarters, weighed on its European counterparts. The U.S. dollar was also supported by other central banks relatively dovish policies, notably the Bank of Japan, in comparison to the Federal Reserve, as higher interest rates tend to boost demand for a currency. Finally, falling crude oil prices weighed on the Canadian dollar given the country is a major exporter of the commodity. However, the U.S. dollar plunged to end the year as expectations for a moderation in Federal Reserve rate hikes grew, following a larger-than-expected drop in U.S. inflation.

Fund Share Net Asset Performance

For the year ended December 31, 2023, the NAV of each Share decreased from $27.81 per Share to $27.09 per Share. Falling currency futures contract prices for long DX Contracts during the year ended December 31, 2023 contributed to an overall 0.74% decrease in the level of the Index and a 4.50% increase in the level of the Long Index-TRTM. On December 22, 2023, the Fund paid a distribution of $1.74553 for each General Share and Share to holders of record as of December 19, 2023. Therefore, the total return for the Fund on a NAV basis was +3.63%.

Net income (loss) for the year ended December 31, 2023, was $21.1 million, resulting from $40.3 million of income, net realized gain (loss) of $(16.5) million, net change in unrealized gain (loss) of $3.4 million and net operating expenses of $6.2 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$388,681,113	0.36%	$3,461,375	87

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$1,643,466,731	0.50%	$19,066,881	43

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2023.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2023, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of

Invesco DB US Dollar Index Trust) and Shareholders of Invesco DB US Dollar Index Bullish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB US Dollar Index Bullish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2023 and 2022, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 22, 2024

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2023 and 2022

	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $293,701,086 and $666,202,422, respectively)	$294,000,317	$666,431,938
Affiliated investments, at value (cost $111,534,057 and $983,344,642, respectively)	111,534,057	983,150,588
Other investments:
Variation margin receivable- Currency Futures Contracts	467,297	—
Cash held by custodian	1,044,288	5,577,618
Receivable for:
Dividends from affiliates	894,807	2,846,903
Total assets	$407,940,766	$1,658,007,047
Liabilities
Other investments:
Variation margin payable- Currency Futures Contracts	$—	$5,052,204
Payable for:
Fund shares reacquired	18,959,228	8,358,688
Management fees	296,348	1,125,769
Brokerage commissions and fees	4,077	3,655
Total liabilities	19,259,653	14,540,316
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,084	1,112
Shareholders' equity—Shares	388,680,029	1,643,465,619
Total shareholders' equity	388,681,113	1,643,466,731
Total liabilities and equity	$407,940,766	$1,658,007,047
General Shares outstanding	40	40
Shares outstanding	14,350,000	59,100,000
Net asset value per share	$27.09	$27.81
Market value per share	$27.09	$27.81

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2023

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.250% due March 7, 2024	6.37%	$24,765,221	$25,000,000
U.S. Treasury Bills, 5.240% due May 30, 2024(b)	62.98	244,781,638	250,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	6.29	24,453,458	25,000,000
Total United States Treasury Obligations (cost $293,701,086)	75.64%	$294,000,317
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $111,534,057)(c)(d)	28.70%	111,534,057	111,534,057
Total Affiliated Investments (cost $111,534,057)	28.70%	$111,534,057
Total Investments in Securities (cost $405,235,143)	104.34%	$405,534,374

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $68,537,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of December 31, 2023.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	3,845	March-2024	$388,456,505	$(4,579,458)	$(4,579,458)

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Income
Interest Income	$20,252,923	$11,504,581	$79,899
Dividends from Affiliates	20,095,448	17,494,117	75,059
Total Income	40,348,371	28,998,698	154,958
Expenses
Management Fees	6,269,475	11,622,714	3,312,762
Brokerage Commissions and Fees	184,283	352,205	112,892
Interest Expense	108,408	104,641	2,264
Total Expenses	6,562,166	12,079,560	3,427,918
Less: Waivers	(396,791)	(753,090)	(82,133)
Net Expenses	6,165,375	11,326,470	3,345,785
Net Investment Income (Loss)	34,182,996	17,672,228	(3,190,827)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(51)	3	—
Affiliated Investments	(120,592)	—	—
Capital gain distributions from Affiliated Investments	—	—	8,454
Currency Futures Contracts	(16,351,030)	66,941,679	26,417,232
Net Realized Gain (Loss)	(16,471,673)	66,941,682	26,425,686
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	69,715	227,990	(5,074)
Affiliated Investments	194,054	(163,751)	(21,240)
Currency Futures Contracts	3,109,252	(3,403,880)	(396,346)
Net Change in Unrealized Gain (Loss)	3,373,021	(3,339,641)	(422,660)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(13,098,652)	63,602,041	26,003,026
Net Income (Loss)	$21,084,344	$81,274,269	$22,812,199

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2023

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$1,112	59,100,000	$1,643,465,619	$1,643,466,731
Purchases of Shares			38,650,000	1,103,983,515	1,103,983,515
Redemption of Shares			(83,400,000)	(2,350,964,885)	(2,350,964,885)
Net Increase (Decrease) due to Share Transactions			(44,750,000)	(1,246,981,370)	(1,246,981,370)
Return of Capital Distributions		(70)		(28,888,522)	(28,888,592)
Net Income (Loss)
Net Investment Income (Loss)		89		34,182,907	34,182,996
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(59)		(16,471,614)	(16,471,673)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		12		3,373,009	3,373,021
Net Income (Loss)		42		21,084,302	21,084,344
Net Change in Shareholders' Equity	—	(28)	(44,750,000)	(1,254,785,590)	(1,254,785,618)
Balance at December 31, 2023	40	$1,084	14,350,000	$388,680,029	$388,681,113

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$21,084,344	$81,274,269	$22,812,199
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,192,325,054)	(1,984,762,934)	(260,947,261)
Proceeds from securities sold and matured	1,584,999,992	1,422,008,100	289,000,000
Cost of affiliated investments purchased	(1,448,847,156)	(3,509,527,927)	(1,000,484,866)
Proceeds from affiliated investments sold	2,320,537,149	3,152,672,346	619,414,864
Net accretion of discount on United States Treasury Obligations	(20,173,653)	(11,442,852)	(79,890)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	120,643	(3)	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(263,769)	(64,239)	26,314
Change in operating assets and liabilities:
Variation margin- Currency Futures Contracts	(5,519,501)	2,267,849	3,782,485
Cash due from broker	—	2,034,654	(2,034,654)
Dividends from affiliates	1,952,096	(2,836,913)	(6,673)
Management fees	(829,421)	749,665	171,153
Brokerage commissions and fees	422	(377)	(827)
Net cash provided by (used for) operating activities	1,260,736,092	(847,628,362)	(328,347,156)
Cash flows from financing activities:
Distributions paid to Shareholders	(28,888,592)	(16,176,970)	—
Proceeds from purchases of Shares	1,103,983,515	2,623,713,859	755,794,494
Redemption of Shares	(2,340,364,345)	(1,754,330,909)	(427,447,338)
Net cash provided by (used for) financing activities	(1,265,269,422)	853,205,980	328,347,156
Net change in cash	(4,533,330)	5,577,618	—
Cash at beginning of period	5,577,618	—	—
Cash at end of period	$1,044,288	$5,577,618	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$108,408	$104,641	$2,264

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2023

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

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Trust and the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable, including in scenarios wherein the futures market for a DX Contract is thinly traded, or inefficient for any reason for the Fund to gain full or partial exposure to a DX Contract, the Fund may invest in:

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 50,000 Shares (“Creation Unit”). The Fund commenced investment operations on February 15, 2007. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 20, 2007 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Annual Report (the “Annual Report”) covers the years ended December 31, 2023, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to shareholders. A distribution for the year ended December 31, 2023 was paid on December 22, 2023 to holders of record, as of December 19, 2023 at a rate of $1.74553 for each General Share and Share for a total distribution of $70 to General Shares and $28,888,522 to Shares.

The table below shows distributions per General Share and Share in total for the years presented:

	Years Ended December 31,
	2023	2022	2021
Distribution per General Share	$1.74553	$0.24660	$—
Distribution per Share	$1.74553	$0.24660	$—
Distributions paid to General Shares	$70	$10	$—
Distributions paid to Shares	$28,888,522	$16,176,960	$—

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2023, 2022 and 2021, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2023, 2022 and 2021, were less than $5.00, $5.00 and $5.00, respectively, per round-turn trade.

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

The Managing Owner waived fees of $396,791, $753,090 and $82,133 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2023 and 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$294,000,317	$—	$294,000,317
Money Market Mutual Fund	111,534,057	—		111,534,057
Total Investments in Securities	111,534,057	294,000,317	—	405,534,374
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,579,458)	—	—	(4,579,458)
Total Investments	$106,954,599	$294,000,317	$—	$400,954,916

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$666,431,938	$—	$666,431,938
Exchange-Traded Fund	73,590,524	—	—	73,590,524
Money Market Mutual Fund	909,560,064	—	—	909,560,064
Total Investments in Securities	983,150,588	666,431,938	—	1,649,582,526
Other Investments - Liabilities (a)
Currency Futures Contracts	(7,688,710)	—	—	(7,688,710)
Total Investments	$975,461,878	$666,431,938	$—	$1,641,893,816

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(4,579,458)	$—	$(7,688,710)

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2023 and 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022	2021
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(16,351,030)	$66,941,679	$26,417,232
	Net Change in Unrealized Gain (Loss)	3,109,252	(3,403,880)	(396,346)
Total		$(13,241,778)	$63,537,799	$26,020,886

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2023	2022	2021
Average Notional Value	$848,466,548	$1,524,849,096	$449,997,109

Note 8 – Investments in Affiliates

The Short Term Treasury ETF, formerly known as the Invesco Treasury Collateral ETF, is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Short Term Treasury ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Short Term Treasury ETF is an affiliate of the Fund.

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Invesco Short Term Treasury ETF	$73,590,524	$—	$(73,663,986)	$194,054	$(120,592)	$—	$1,818,833
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	909,560,064	1,448,847,156	(2,246,873,163)	—	—	111,534,057	18,276,615
Total	$983,150,588	$1,448,847,156	$(2,320,537,149)	$194,054	$(120,592)	$111,534,057	$20,095,448

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,855,000	$23,899,275	$—	$(163,751)	$—	$73,590,524	$960,795
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	576,603,758	3,485,628,652	(3,152,672,346)	—	—	909,560,064	16,533,322
Total	$626,458,758	$3,509,527,927	$(3,152,672,346)	$(163,751)	$—	$983,150,588	$17,494,117

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$49,876,240	$—	$—	$(21,240)	$8,454		$49,855,000	$8,075
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	195,533,756	1,000,484,866	(619,414,864)	—	—		576,603,758	66,984
Total	$245,409,996	$1,000,484,866	$(619,414,864)	$(21,240)	$8,454	(a)	$626,458,758	$75,059

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

The redemption proceeds due from the Fund are delivered to the Authorized Participant at 2:45 p.m., Eastern Time, on the redemption order settlement date if, by such time, the Fund’s DTC account has been credited with the Creation Units to be redeemed. If the Fund’s DTC account has not been credited with all of the Creation Units to be redeemed by such time, the redemption distribution is delivered to the extent of whole Creation Units received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Creation Units received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Creation Units to be redeemed are credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Managing Owner is also authorized to deliver the redemption distribution notwithstanding that the Creation Units to be redeemed are not credited to the Fund’s DTC account by 2:45 p.m., Eastern Time, on the redemption order settlement date if the Authorized Participant has collateralized its obligation to deliver the Creation Units through DTC’s book-entry system on such terms as the Managing Owner may determine from time to time.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2023, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	For the Years Ended December 31,
	2023	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$27.81	$25.62	$24.25
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	(0.13)	2.12	1.55
Net investment income (loss) (b)	1.16	0.32	(0.18)
Net income (loss)	1.03	2.44	1.37
Less:
Return of capital distributions	(1.75)	(0.25)	—
Net asset value per Share, end of period	$27.09	$27.81	$25.62
Market value per Share, beginning of period (c)	$27.81	$25.63	$24.26
Market value per Share, end of period (c)	$27.09	$27.81	$25.63

Ratio to average Net Assets
Net investment income (loss)	4.11%	1.14%	(0.72)%
Expenses, after waivers	0.74%	0.73%	0.76%
Expenses, prior to waivers	0.79%	0.78%	0.78%
Total Return, at net asset value (d)	3.63%	9.50%	5.65%
Total Return, at market value (d)	3.63%	9.46%	5.65%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2023, as stated in their report on page 36 of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2023, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2023, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr[1]	Board of Managers

1. Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Fund.

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan, Krugman and Zerr.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan, Krugman and Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Brian Hartigan (45) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (43) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (46) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of

Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Vacheron CPA (59) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos (53) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (47) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (61) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018. Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President of IDI since March 2006. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco

Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director and Vice President of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION.

The Fund has no employees, officers or directors. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily NAV of the Fund at the end of each month.

In addition, since November 29, 2016, all payment accruals and commissions have been paid to the Commodity Broker.

For the year ended December 31, 2023, the Fund incurred Management Fees of $6,269,475 of which $5,973,127 had been paid at December 31, 2023. Management Fees of $296,348 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2023, the Fund incurred brokerage commissions of $184,283 of which $180,206 had been paid at December 31, 2023. Brokerage commissions of $4,077 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2024, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2023 and 2022.

	Fiscal Years Ended December 31,
	2023	2022
Audit Fees	$85,510	$81,410
Tax Fees (1)	754,873	306,957
All Other Fees	—	—
Total	$840,383	$388,367

(1) Tax Fees for the fiscal years ended December 31, 2023 and 2022 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[1]

4.1.1	Amendment No. 1 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Administration Agreement [6]

10.2	Form of Global Custody Agreement [6]

10.3	Form of Transfer Agency and Service Agreement [7]

10.4	Distribution Services Agreement [8]

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation

EXHIBIT NO.	DESCRIPTION

101 101.INS 101.SCH 104

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund—December 31, 2023 and December 31, 2022, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2023, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2022, (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2023, 2022 and 2021, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2023, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2022, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2021, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2023, 2022 and 2021, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bullish Fund.

Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline

XBRL

1.
Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2.
Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3.
Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4.
Previously filed as an exhibit to Form 10-Q on November 6, 2020 and incorporated herein by reference.
5.
Previously filed as an exhibit to Form 10-K on February 28, 2020 and incorporated herein by reference.
6.
Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.
7.
Previously filed as an exhibit to Pre-Effective Amendment No. 1 to a Registration Statement on Form S-1 on October 16, 2006 and incorporated herein by reference.
8.
Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 22, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 22, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 22, 2024

/s/ JOHN ZERR John Zerr	Manager	February 22, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.