Form 10-Q
period 2024-03-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2024-05-08
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of outstanding Shares as of March 31, 2024: 11,750,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $197,887,863 and $293,701,086, respectively)	$197,911,057	$294,000,317
Affiliated Investments, at value and cost	134,166,072	111,534,057
Other investments:
Variation margin receivable - Currency Futures Contracts	654,565	467,297
Cash held by custodian	—	1,044,288
Receivable for:
Dividends from affiliates	674,822	894,807
Total assets	$333,406,516	$407,940,766
Liabilities
Payable for:
Fund shares reacquired	$—	$18,959,228
Management fees	211,010	296,348
Brokerage commissions and fees	4,987	4,077
Total liabilities	$215,997	$19,259,653
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,134	1,084
Shareholders' equity—Shares	333,189,385	388,680,029
Total shareholders' equity	333,190,519	388,681,113
Total liabilities and equity	$333,406,516	$407,940,766

General Shares outstanding	40	40
Shares outstanding	11,750,000	14,350,000
Net asset value per share	$28.36	$27.09
Market value per share	$28.36	$27.09

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

March 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.105% due September 5, 2024	7.34%	$24,442,432	$25,000,000
U.S. Treasury Bills, 5.240% due June 6, 2024(b)	7.43	24,761,094	25,000,000
U.S. Treasury Bills, 5.255% due May 30, 2024(b)	44.63	148,707,531	150,000,000
Total United States Treasury Obligations (cost $197,887,863)	59.40%	$197,911,057
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $134,166,072)(c)(d)	40.27%	$134,166,072	134,166,072
Total Investments in Securities (cost $332,053,935)	99.67%	$332,077,129

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $44,586,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2024.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	3,193	June- 2024	$332,930,917	$4,940,914	$4,940,914

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.250% due March 7, 2024	6.37%	$24,765,221	$25,000,000
U.S. Treasury Bills, 5.240% due May 30, 2024(b)	62.98	244,781,638	250,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	6.29	24,453,458	25,000,000
Total United States Treasury Obligations (cost $293,701,086)	75.64%	$294,000,317
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $111,534,057)(c)(d)	28.70	111,534,057	111,534,057
Total Affiliated Investments (cost $111,534,057)	28.70%	$111,534,057
Total Investments in Securities (cost $405,235,143)	104.34%	$405,534,374

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
(d)
The rate shown is the 7-day SEC standardized yield as of December 31, 2023.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	3,845	March- 2024	388,465,505	(4,579,458)	(4,579,458)

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Income
Interest Income	$2,674,855	$6,702,324
Dividends from Affiliates	2,267,969	8,329,172
Total Income	4,942,824	15,031,496
Expenses
Management Fees	699,683	2,562,694
Brokerage Commissions and Fees	22,790	73,922
Interest Expense	8,375	45,313
Total Expenses	730,848	2,681,929
Less: Waivers	(43,034)	(166,846)
Net Expenses	687,814	2,515,083
Net Investment Income (Loss)	4,255,010	12,516,413
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	87,803	(50)
Currency Futures Contracts	2,958,291	15,903,983
Net Realized Gain (Loss)	3,046,094	15,903,933
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(276,037)	67,543
Affiliated Investments	—	132,734
Currency Futures Contracts	9,520,372	(24,324,439)
Net Change in Unrealized Gain (Loss)	9,244,335	(24,124,162)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	12,290,429	(8,220,229)
Net Income (Loss)	$16,545,439	$4,296,184

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$1,084	14,350,000	$388,680,029	$388,681,113
Purchases of Shares			8,000,000	222,430,890	222,430,890
Redemption of Shares			(10,600,000)	(294,466,923)	(294,466,923)
Net Increase (Decrease) due to Share Transactions			(2,600,000)	(72,036,033)	(72,036,033)
Net Income (Loss)
Net Investment Income (Loss)		13		4,254,997	4,255,010
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		9		3,046,085	3,046,094
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		28		9,244,307	9,244,335
Net Income (Loss)		50		16,545,389	16,545,439
Net Change in Shareholders' Equity	—	50	(2,600,000)	(55,490,644)	(55,490,594)
Balance at March 31, 2024	40	$1,134	11,750,000	$333,189,385	$333,190,519

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$16,545,439	$4,296,184
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(24,354,779)	(563,219,109)
Proceeds from securities sold and matured	122,922,861	669,999,950
Cost of affiliated investments purchased	(230,844,037)	(333,149,680)
Proceeds from affiliated investments sold	208,212,022	756,596,676
Net accretion of discount on United States Treasury Obligations	(2,667,056)	(6,664,930)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(87,803)	50
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	276,037	(200,277)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(187,268)	(9,094,093)
Dividends from affiliates	219,985	499,615
Management fees	(85,338)	(383,022)
Brokerage commissions and fees	910	912
Net cash provided by (used in) operating activities	89,950,973	518,682,276
Cash flows from financing activities:
Proceeds from purchases of Shares	222,430,890	263,263,106
Redemption of Shares	(313,426,151)	(787,523,000)
Net cash provided by (used in) financing activities	(90,995,261)	(524,259,894)
Net change in cash	(1,044,288)	(5,577,618)
Cash at beginning of period	1,044,288	5,577,618
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$8,375	$45,313

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.

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

E. Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Fund's shareholders ("Shareholders") monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Shareholders.

No distributions were declared for the three months ended March 31, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $5.00 and $5.00 per round-turn trade during the three months ended March 31, 2024 and 2023, respectively.

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

The Managing Owner waived fees of $43,034 and $166,846 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$197,911,057	$—	$197,911,057
Money Market Mutual Fund	134,166,072	—		134,166,072
Total Investments in Securities	134,166,072	197,911,057	—	332,077,129
Other Investments - Assets (a)
Currency Futures Contracts	4,940,914	—	—	4,940,914
Total Investments	$139,106,986	$197,911,057	$—	$337,018,043

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$294,000,317	$—	$294,000,317
Money Market Mutual Fund	111,534,057	—		111,534,057
Total Investments in Securities	111,534,057	294,000,317	—	405,534,374
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,579,458)	—	—	(4,579,458)
Total Investments	$106,954,599	$294,000,317	$—	$400,954,916

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$4,940,914	$—	$—	$(4,579,458)

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$2,958,291	$15,903,983
	Net Change in Unrealized Gain (Loss)	9,520,372	(24,324,439)
Total		$12,478,663	$(8,420,456)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2024	2023
Average Notional Value - Long	$379,118,523	$1,379,730,565

Note 8 – Investments in Affiliates

The Invesco Short Term Treasury ETF, formerly known as the Invesco Treasury Collateral ETF, is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Short Term Treasury ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Short Term Treasury ETF is an affiliate of the Fund.

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchases agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2024.

Investments in Affiliated Money Market Funds:	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2024	Dividend Income
Invesco Government & Agency Portfolio, Institutional Class	$111,534,057	$230,844,037	$(208,212,022)	$—	$—	$134,166,072	$2,267,969
Total	$111,534,057	$230,844,037	$(208,212,022)	$—	$—	$134,166,072	$2,267,969

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2023	Dividend Income
Invesco Short Term Treasury ETF	$73,590,524	$—	$—	$132,734	$—	$73,723,258	$707,766
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	909,560,064	333,149,680	(756,596,676)	—	—	486,113,068	7,621,406
Total	$983,150,588	$333,149,680	$(756,596,676)	$132,734	$—	$559,836,326	$8,329,172

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$27.09	$27.81
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.95	(0.18)
Net investment income (loss) (b)	0.32	0.25
Net income (loss)	1.27	0.07
Net asset value per Share, end of period	$28.36	$27.88
Market value per Share, beginning of period (c)	$27.09	$27.81
Market value per Share, end of period (c)	$28.36	$27.90

Ratio to average Net Assets (d)
Net investment income (loss)	4.57%	3.69%
Expenses, after waivers	0.74%	0.74%
Expenses, prior to waivers	0.78%	0.79%
Total Return, at net asset value (e)	4.69%	0.25%
Total Return, at market value (e)	4.69%	0.32%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the following:

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

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (the "Management Fee") and are not charged to or reimbursed by the Fund.

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund's liquidity increasing or decreasing in any material way.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Bank of America Securities, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $90.0 million and $518.7 million for the three months ended March 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2024, $24.4 million was paid to purchase United States Treasury Obligations and $122.9 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2023, $563.2 million was paid to purchase United States Treasury Obligations and $670.0 million was received from sales and maturing United States Treasury Obligations. $208.2 million was received from sales of affiliated investments and $230.8 million was paid to purchase affiliated investments during the three months ended March 31, 2024. $756.6 million was received from sales of affiliated investments and $333.1 million was paid to purchase affiliated investments during the three months ended March 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(91.0) million and $(524.3) million during the three months ended March 31, 2024 and 2023, respectively. This included $222.4 million and $263.3 million from Shares purchased by Authorized Participants and $313.4 million and $787.5 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2024 and 2023, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

UUP - For the Three Months Ended March 31, 2024
5.00%
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
Percentage Change
12/31/2023
3/31/2024
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

Performance Summary

This Report covers the three months ended March 31, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2024 and 2023” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
Underlying Index	2024	2023
DX Contract	4.94%	0.49%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

For the three months ended March 31, 2024, the NYSE Arca market value of each Share increased from $27.09 per Share to $28.36 per Share. The Share price low and high for the three months ended March 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $27.33 per Share (+0.89%) on January 2, 2024 and a high of $28.36 per Share (+4.69%) on March 28, 2024. The total return for the Fund on a market value basis was +4.69%.

The U.S. dollar performed positively in the first quarter of 2024, leading to gains for the Fund. While the dollar had fallen to end 2023 on expectations for imminent rate cuts, the Federal Reserve stuck to its higher for longer rhetoric through the first two months of 2024 and inflation proved stickier than expected, forcing the market to delay easing expectations. A resilient US economy also provided support.

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

Despite whipsawing through the quarter, the U.S. dollar ended the first quarter 2023 slightly lower, leaving the Fund flat. The dollar retreated rapidly in January as anticipation for a dovish pivot in the Federal Reserve’s interest rate hike plans reduced the dollar's investment appeal. However, in February, expectations for the Federal Reserve turned more hawkish amid stickier-than-expected U.S. inflation and a strong U.S. labor market, helping the U.S. dollar reverse all earlier losses. Finally, in March, while the dollar initially continued higher on the financial sector turmoil (safe haven appeal), returning speculation for a softer Federal Reserve stance amid the heightened uncertainty sent prices lower to end the quarter. Easing concerns for a banking crisis as governments stepped in to limit the spread also reduced overall safe haven demand.

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the NAV of each Share increased from $27.08 per Share to $28.35 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended March 31, 2024 contributed to a 3.56% increase in the level of the Index and to a 4.94% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +4.69%.

Net income (loss) for the three months ended March 31, 2024 was $16.5 million, primarily resulting from $4.9 million of income, net realized gain (loss) of $3.0 million, net change in unrealized gain (loss) of $9.2 million and net operating expenses of $0.7 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2024.

				For theThree Months Ended March 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$333,190,519	0.32%	$2,510,374	13

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$388,681,113	0.36%	$3,461,375	87

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	4,300,000	$27.61
February 1, 2024 to February 29, 2024	3,800,000	27.92
March 1, 2024 to March 31, 2024	2,500,000	27.86
Total	10,600,000	$27.80

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — March 31, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — March 31, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended March 31, 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended March 31, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —March 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2024		By:	/S/ Brian Hartigan
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2024		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools