Form 10-Q
period 2024-06-30
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2024-08-07
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of outstanding Shares as of June 30, 2024: 15,200,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $195,930,241 and $293,701,086, respectively)	$195,983,863	$294,000,317
Affiliated investments, at value and cost	243,373,418	111,534,057
Other investments:
Variation margin receivable - Currency Futures Contracts	—	467,297
Cash held by custodian	—	1,044,288
Receivable for:
Fund shares sold	2,913,562	—
Dividends from affiliates	1,003,708	894,807
Total assets	$443,274,551	$407,940,766
Liabilities
Other investments:
Variation margin payable - Currency Futures Contracts	$108,512	$—
Payable for:
Fund shares reacquired	—	18,959,228
Management fees	247,654	296,348
Brokerage commissions and fees	4,440	4,077
Total liabilities	$360,606	$19,259,653
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,166	1,084
Shareholders' equity—Shares	442,912,779	388,680,029
Total shareholders' equity	442,913,945	388,681,113
Total liabilities and equity	$443,274,551	$407,940,766

General Shares outstanding	40	40
Shares outstanding	15,200,000	14,350,000
Net asset value per share	$29.14	$27.09
Market value per share	$29.14	$27.09

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.250% due September 5, 2024(b)	5.59%	$24,761,363	$25,000,000
U.S. Treasury Bills, 5.170% due November 29, 2024(b)	33.14	146,781,813	150,000,000
U.S. Treasury Bills, 5.155% due December 5, 2024	5.52	24,440,687	2,500,000
Total United States Treasury Obligations (cost $195,930,241)	44.25%	$195,983,863
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $243,373,418)(c)(d)	54.95%	$243,373,418	243,373,418
Total Investments in Securities (cost $439,303,659)	99.20%	$439,357,281

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $44,330,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2024.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	4,195	September-2024	$442,761,275	$3,580,286	$3,580,286

(e)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.250% due March 7, 2024	6.37%	$24,765,221	$25,000,000
U.S. Treasury Bills, 5.240% due May 30, 2024(b)	62.98	244,781,638	250,000,000
U.S. Treasury Bills, 5.190% due June 6, 2024	6.29	24,453,458	25,000,000
Total United States Treasury Obligations (cost $293,701,086)	75.64%	$294,000,317
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.29% (cost $111,534,057)(c)(d)	28.70%	$111,534,057	111,534,057
Total Affiliated Investments (cost $111,534,057)	28.70%	$111,534,057
Total Investments in Securities (cost $405,235,143)	104.34%	$405,534,374

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$2,642,557	$5,242,865	$5,317,412	$11,945,189
Dividends from Affiliates	2,941,478	4,942,778	5,209,447	13,271,950
Total Income	5,584,035	10,185,643	10,526,859	25,217,139
Expenses
Management Fees	789,611	1,574,655	1,489,294	4,137,349
Brokerage Commissions and Fees	23,967	43,161	46,757	117,083
Interest Expense	8,514	31,910	16,889	77,223
Total Expenses	822,092	1,649,726	1,552,940	4,331,655
Less: Waivers	(50,304)	(100,078)	(93,338)	(266,924)
Net Expenses	771,788	1,549,648	1,459,602	4,064,731
Net Investment Income (Loss)	4,812,247	8,635,995	9,067,257	21,152,408
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	1	(1)	87,804	(51)
Currency Futures Contracts	7,182,698	(29,244,561)	10,140,989	(13,340,578)
Net Realized Gain (Loss)	7,182,699	(29,244,562)	10,228,793	(13,340,629)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	30,428	(64,356)	(245,609)	3,187
Affiliated Investments	—	(41,916)	—	90,818
Currency Futures Contracts	(1,360,628)	33,630,390	8,159,744	9,305,951
Net Change in Unrealized Gain (Loss)	(1,330,200)	33,524,118	7,914,135	9,399,956
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	5,852,499	4,279,556	18,142,928	(3,940,673)
Net Income (Loss)	$10,664,746	$12,915,551	$27,210,185	$17,211,735

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$1,134	11,750,000	$333,189,385	$333,190,519
Purchases of Shares			8,250,000	236,972,426	236,972,426
Redemption of Shares			(4,800,000)	(137,913,746)	(137,913,746)
Net Increase (Decrease) due to Share Transactions			3,450,000	99,058,680	99,058,680
Net Income (Loss)
Net Investment Income (Loss)		14		4,812,233	4,812,247
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		22		7,182,677	7,182,699
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(4)		(1,330,196)	(1,330,200)
Net Income (Loss)		32		10,664,714	10,664,746
Net Change in Shareholders' Equity	—	32	3,450,000	109,723,394	109,723,426
Balance at June 30, 2024	40	$1,166	15,200,000	$442,912,779	$442,913,945

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

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$1,084	14,350,000	$388,680,029	$388,681,113
Purchases of Shares			16,250,000	459,403,316	459,403,316
Redemption of Shares			(15,400,000)	(432,380,669)	(432,380,669)
Net Increase (Decrease) due to Share Transactions			850,000	27,022,647	27,022,647
Net Income (Loss)
Net Investment Income (Loss)		27		9,067,230	9,067,257
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		31		10,228,762	10,228,793
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		24		7,914,111	7,914,135
Net Income (Loss)		82		27,210,103	27,210,185
Net Change in Shareholders' Equity	—	82	850,000	54,232,750	54,232,832
Balance at June 30, 2024	40	$1,166	15,200,000	$442,912,779	$442,913,945

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$27,210,185	$17,211,735
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(194,761,118)	(875,609,487)
Proceeds from securities sold and matured	297,922,861	1,239,999,949
Cost of affiliated investments purchased	(489,138,943)	(776,556,009)
Proceeds from affiliated investments sold	357,299,582	1,444,378,035
Net accretion of discount on United States Treasury Obligations	(5,303,094)	(11,886,968)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(87,804)	51
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	245,609	(94,005)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	575,809	(2,478,026)
Dividends from affiliates	(108,901)	1,814,926
Management fees	(48,694)	(758,010)
Brokerage commissions and fees	363	333
Net cash provided by (used in) operating activities	(6,194,145)	1,036,022,524
Cash flows from financing activities:
Proceeds from purchases of Shares	456,489,754	519,340,135
Redemption of Shares	(451,339,897)	(1,560,940,277)
Net cash provided by (used in) financing activities	5,149,857	(1,041,600,142)
Net change in cash	(1,044,288)	(5,577,618)
Cash at beginning of period	1,044,288	5,577,618
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$16,889	$77,223

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and six months ended June 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2023, respectively.

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

The Managing Owner waived fees of $50,304 and $93,338 for the three and six months ended June 30, 2024, respectively. The Managing Owner waived fees of $100,078 and $266,924 for the three and six months ended June 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$195,983,863	$—	$195,983,863
Money Market Mutual Fund	243,373,418	—		243,373,418
Total Investments in Securities	243,373,418	195,983,863	—	439,357,281
Other Investments - Assets (a)
Currency Futures Contracts	3,580,286	—	—	3,580,286
Total Investments	$246,953,704	$195,983,863	$—	$442,937,567

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$294,000,317	$—	$294,000,317
Money Market Mutual Fund	111,534,057	—		111,534,057
Total Investments in Securities	111,534,057	294,000,317	—	405,534,374
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,579,458)	—	—	(4,579,458)
Total Investments	$106,954,599	$294,000,317	$—	$400,954,916

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$3,580,286	$—	$—	$(4,579,458)

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$7,182,698	$(29,244,561)
	Net Change in Unrealized Gain (Loss)	(1,360,628)	33,630,390
Total		$5,822,070	$4,385,829

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$10,140,989	$(13,340,578)
	Net Change in Unrealized Gain (Loss)	8,159,744	9,305,951
Total		$18,300,733	$(4,034,627)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Notional Value - Long	$412,797,307	$872,844,162	$404,961,772	$1,126,315,598

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$134,166,072	$258,294,906	$(149,087,560)	$—	$—	$243,373,418	$2,941,478

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$111,534,057	$489,138,943	$(357,299,582)	$—	$—	$243,373,418	$5,209,447

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$73,723,258	$—	$—	$(41,916)	$—	$73,681,342	$808,028
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	486,113,068	443,406,329	(687,781,359)	—	—	241,738,038	4,134,750
Total	$559,836,326	$443,406,329	$(687,781,359)	$(41,916)	$—	$315,419,380	$4,942,778

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$73,590,524	$—	$—	$90,818	$—	$73,681,342	$1,515,794
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	909,560,064	776,556,009	(1,444,378,035)	—	—	241,738,038	11,756,156
Total	$983,150,588	$776,556,009	$(1,444,378,035)	$90,818	$—	$315,419,380	$13,271,950

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$28.36	$27.88	$27.09	$27.81
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.45	0.22	1.41	0.04
Net investment income (loss) (b)	0.33	0.29	0.64	0.54
Net income (loss)	0.78	0.51	2.05	0.58
Net asset value per Share, end of period	$29.14	$28.39	$29.14	$28.39
Market value per Share, beginning of period (c)	$28.36	$27.90	$27.09	$27.81
Market value per Share, end of period (c)	$29.14	$28.40	$29.14	$28.40

Ratio to average Net Assets (d)
Net investment income (loss)	4.57%	4.14%	4.57%	3.86%
Expenses, after waivers	0.73%	0.74%	0.74%	0.74%
Expenses, prior to waivers	0.78%	0.79%	0.78%	0.79%
Total Return, at net asset value (e)	2.75%	1.83%	7.57%	2.08%
Total Return, at market value (e)	2.75%	1.79%	7.57%	2.12%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(6.2) million and $1,036.0 million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2024, $194.8 million was paid to purchase United States Treasury Obligations and $297.9 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2023, $875.6 million was paid to purchase United States Treasury Obligations and $1,240.0 million was received from sales and maturing United States Treasury Obligations. $357.3 million was received from sales of affiliated investments and $489.1 million was paid to purchase affiliated investments during the six months ended June 30, 2024. $1,444.4 million was received from sales of affiliated investments and $776.6 million was paid to purchase affiliated investments during the six months ended June 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $5.1 million and $(1,041.6) million during the six months ended June 30, 2024 and 2023, respectively. This included $456.5 million and $519.3 million from Shares purchased by Authorized Participants and $451.3 million and $1,560.9 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2024 and 2023, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2024.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

UUP - For the Three Months Ended June 30, 2024
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
Percentage Change
3/31/2024
6/30/2024
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

Performance Summary

This Report covers the three and six months ended June 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2024	2023	2024	2023
DX Contract	2.98%	2.09%	8.06%	2.59%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $28.36 per Share to $29.14 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $28.30 per Share (-0.21%) on April 8, 2024 and a high of $29.17 per Share (+2.86%) on June 26, 2024. The total return for the Fund on a market value basis was +2.75%.

While not following a smooth path, the US dollar moved higher in the second quarter of 2024, leading to gains for the Fund. The key driver was the Federal Reserve’s more hawkish stance amid persistent US inflation. While the markets had expected for the central bank to start cutting rates imminently, those hopes were repeatedly dashed through the quarter. In comparison, many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) had kicked off their easing (i.e., lowering interest rates) cycles. Higher interest rates generally make a country’s currency more attractive to hold.

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

The US dollar moved slightly higher in the second quarter of 2023 leading to a positive return for the Fund, but continued to bounce back and forth on swaying Federal Reserve rate hike expectations. In April, banking sector volatility leading up to the failure of First Republic Bank, the second largest default in US history and the third failure since March 2023, resulted in heightened market expectations for a Federal Reserve pause. In comparison, other central banks like the European Central Bank (ECB), Bank of England (BoE) and Bank of Canada (BoC) continued to tighten, boosting those respective currencies, and making the US dollar less attractive. However, the Federal Reserve not only did not pause rate hikes but continued to signal in May that there could be more to come before year end, thus the positive performance for the US dollar in May. While the US dollar is typically seen as a safe haven currency, given the turmoil and economic uncertainty that was taking place in the US, the Swiss Franc (CHF) benefited from the rise in safe haven demand instead. The US dollar returned to losses in June after the Federal Reserve officially paused its tightening cycle.

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share increased from $28.35 per Share to $29.14 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended June 30, 2024 contributed to a 1.60% increase in the level of the Index and to a 2.98% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +2.79%.

Net income (loss) for the three months ended June 30, 2024 was $10.7 million, primarily resulting from $5.6 million of income, net realized gain (loss) of $7.2 million, net change in unrealized gain (loss) of $(1.3) million and net operating expenses of $0.8 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $27.09 per Share to $29.14 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $27.33 per Share (+0.89%) on January 2, 2024 and a high of $29.17 per Share (+7.68%) on June 26, 2024. The total return for the Fund on a market value basis was +7.57%.

The US dollar performed positively in the first half of 2024, leading to gains for the Fund. While the dollar had fallen to end 2023 on expectations for imminent rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric as US inflation proved more persistent than expected, forcing the market to repeatedly delay easing expectations. In comparison, many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) had kicked off their easing (i.e., lowering interest rates) cycles; higher interest rates tend to make holding the currency more attractive. A resilient US economy and heightened geopolitical tensions also provided some support.

For the six months ended June 30, 2023, the NYSE Arca market value of each Share increased from $27.81 per Share to $28.40 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $27.26 per Share (-1.98%) on February 1, 2023, and a high of $28.63 per Share (+2.95%) on March 8, 2023. The total return for the Fund on a market value basis was +2.12%.

The US dollar posted a small gain in the first half of 2023, leading to gains for the Fund. While the U.S. dollar moved lower in the first quarter, prices recovered in the second quarter. To start the year, the US dollar retreated rapidly on anticipation for a dovish pivot in the Federal Reserve’s interest rate hike plans. However, in February, expectations for the Federal Reserve turned more hawkish amid persistent US inflation and a strong US labor market, helping the US dollar reverse all earlier losses. In March, while the dollar initially continued higher, returning speculation for a softer Federal Reserve stance amid the heightened uncertainty sent prices lower to end the quarter. Despite continued talks for a pause in US rate hikes, which actually happened in June, the dollar remained relatively well supported in the second quarter on hawkish Federal Reserve comments (the central bank signaled in May that there could be more rate hikes to come before year end). The US dollar returned to losses in June though, after the Federal Reserve officially paused its tightening cycle.

Fund Share Net Asset Performance

For the six months ended June 30, 2024, the NAV of each Share increased from $27.08 per Share to $29.14 per Share. Rising currency futures contract prices for long DX Contracts during the six months ended June 30, 2024 contributed to a 5.22% increase in the level of the Index and to a 8.06% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +7.61%.

Net income (loss) for the six months ended June 30, 2024 was $27.2 million, primarily resulting from $10.5 million of income, net realized gain (loss) of $10.2 million, net change in unrealized gain (loss) of $7.9 million and net operating expenses of $1.5 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2024.

				For the Six Months Ended June 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$442,913,945	0.31%	$3,217,622	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$388,681,113	0.36%	$3,461,375	87

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	200,000	$28.27
May 1, 2024 to May 31, 2024	2,350,000	28.67
June 1, 2024 to June 30, 2024	2,250,000	28.84
Total	4,800,000	$28.73

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — June 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund —For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Three Months Ended June 30, 2023 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Six Months Ended June 30, 2024 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund —For the Six Months Ended June 30, 2023 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2024 and 2023 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2024		By:	/S/ Brian Hartigan
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2024		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools