Form 10-K
period 2024-12-31
Invesco DB US Dollar Index Bullish Fund; Invesco DB US Dollar Index Trust
filed 2025-02-26
CIK 1383151, 1371571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $442,928,000.

Number of Common Units of Beneficial Interest outstanding as of January 31, 2025: 13,750,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on Invesco DB US Dollar Index Bullish Fund’s (the “Fund”) and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. These forward-looking statements are subject to a number of risks, uncertainties and other factors including, but not limited to, those described in this Report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), and other Securities and Exchange Commission (“SEC”) filings by the Fund that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $5.00, $5.00 and $5.00 per round-turn trade1 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Distribution Services Agreement is terminable without penalty on 60 days' written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

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

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 26, 2024 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 8.11%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, the average annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s average annual volatility.

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

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain markets, including futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across markets. For example, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of these disruptions, companies have re-routed vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea. While a ceasefire agreement has been reached, there is no guarantee that the parties will continue to comply with the terms of the agreement and the agreement does not mean the conflict will be resolved. The possibility of a prolonged conflict between Hamas and Israel, and the potential escalation and/or expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, could further destabilize the Middle East region and introduce new uncertainties in global markets.

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

Pandemics and Other Public Health Emergencies, Could Disrupt the Global Economy and Adversely Impact the Fund’s Performance.

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Managing Owner and its service providers to operate. The COVID-19 pandemic or similar public health crises could adversely impact the Fund by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial market.

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

Uncertainty Surrounding the United Kingdom’s Withdrawal from the European Union Could Adversely Affect an Investment in the Shares.

On January 31, 2020, the United Kingdom (“UK”) formally withdrew from the European Union (“EU”) (known as “Brexit”) and, after a transition period, left the EU single market and customs union under the terms of a new trade agreement on December 31, 2020. The agreement governs the new relationship between the UK and EU with respect to trading goods and services, but critical aspects of the relationship remain unresolved and subject to further negotiation and agreement. At this time, it is difficult to predict what the longer-term economic, tax, fiscal, legal, regulatory, and other implications of the UK’s withdrawal from the EU will be for the UK, the EU and the global financial markets generally and for the value of the Index Currencies included in the USDX® and, in turn, the Shares. These uncertainties could increase volatility in the market prices of the Index Currencies included in the USDX® and, in turn, the Shares.

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

Failure of FCMs or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

The Commodity Exchange Act requires an FCM to segregate all funds received from customers from such FCM’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s distress, impairment or bankruptcy. Furthermore, in the event of the Commodity Broker’s distress, impairment or bankruptcy, the Fund could be delayed in recovering Fund assets, limited to recovering a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker.

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

You May Be Adversely Impacted by the Lack of Independent Advisers Representing Investors.

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

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2024, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

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

Holders

As of January 31, 2025, the Fund had 100 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2024 to October 31, 2024	3,550,000	$28.72
November 1, 2024 to November 30, 2024	900,000	29.41
December 1, 2024 to December 31, 2024	750,000	30.24
Total	5,200,000	$29.06

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

Operating Activities

Net cash flow provided by (used in) operating activities was $22.1 million and $1,260.7 million for the years ended December 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. The Fund may hold United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the year ended December 31, 2024, $341.4 million was paid to purchase United States Treasury Obligations and $497.9 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2023, $1,192.3 million was paid to purchase United States Treasury Obligations and $1,585.0 million was received from sales and maturing United States Treasury Obligations. $803.0 million was received from sales of affiliated investments and $970.6 million was paid to purchase affiliated investments during the year ended December 31, 2024. $2,320.5 million was received from sales of affiliated investments and $1,448.8 million was paid to purchase affiliated investments during the year ended December 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(22.6) million and $(1,265.3) million during the years ended December 31, 2024 and 2023, respectively. This included $908.9 million and $1,104.0 million from the sale of Shares to Authorized Participants and $912.8 million and $2,340.4 million from Shares redeemed by Authorized Participants during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, distributions paid to Shareholders were $18.8 million and $28.9 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX EXCESS RETURNTM FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2024 and 2023. For performance discussion related to the year ended December 31, 2022, see the annual report for the year ended December 31, 2022, available at http://www.invesco.com/ETFs.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2024 and 2023” below provides an overview of the changes in the closing levels of the Long Index–TRTM by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the Long Index–TRTM and Underlying DX Contract Returns for the Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
Underlying Index	2024	2023
DX Contract	14.34%	4.50%

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Fund Share Price Performance

For the year ended December 31, 2024, the NYSE Arca market value of each Share increased from $27.09 per Share to $29.42 per Share. The Share price low and high for the year ended December 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $27.33 per Share (+0.89%) on January 2, 2024, and a high of $30.67 per Share (+13.22%) on December 19, 2024. On December 27, 2024, the Fund paid a distribution of $1.31709 for each General Share and Share to holders of record as of December 23, 2024. Therefore, the total return for the Fund on a market value basis was +13.48%.

The U.S. dollar rallied significantly in 2024, leading to strong positive performance for the Fund (+13%). While the U.S. dollar had fallen to end 2023 on expectations for imminent rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric through the first two quarters of the year as U.S. inflation proved stickier than expected. This forced the market to repeatedly delay Federal Reserve easing expectations at the same time that many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) kicked off their rate-cutting cycles. However, the greenback moved lower in the third quarter with the Federal Reserve joining the others, announcing its first rate cut in September. Furthermore, the Bank of Japan surprised the market with a rate hike in August, sending the Japanese Yen higher. In the fourth quarter however, rising geopolitical tensions and President Trump’s victory served as tailwinds; many of President Trump’s campaigned policies were expected to raise inflation risk, potentially leading to slower, if any, Federal Reserve rate cuts in 2025. In addition, tariffs generally weigh on foreign currencies, further boosting the U.S. dollar.

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

Fund Share Net Asset Performance

For the year ended December 31, 2024, the NAV of each Share increased from $27.08 per Share to $29.42 per Share. Rising currency futures contract prices for long DX Contracts during the year ended December 31, 2024 contributed to an overall 8.64% increase in the level of the Index and a 14.34% increase in the level of the Long Index-TRTM. On December 27, 2024, the Fund paid a distribution of $1.31709 for each General Share and Share to holders of record as of December 23, 2024. Therefore, the total return for the Fund on a NAV basis was 13.53%.

Net income (loss) for the year ended December 31, 2024, was $44.5 million, resulting from $19.3 million of income, net realized gain (loss) of $16.2 million, net change in unrealized gain (loss) of $11.7 million and net operating expenses of $2.8 million.

For the year ended December 31, 2023, the NAV of each Share decreased from $27.81 per Share to $27.08 per Share. Falling currency futures contract prices for long DX Contracts during the year ended December 31, 2023 contributed to an overall 0.74% decrease in the level of the Index and a 4.50% increase in the level of the Long Index-TRTM. On December 22, 2023, the Fund paid a distribution of $1.74553 for each General Share and Share to holders of record as of December 19, 2023. Therefore, the total return for the Fund on a NAV basis was +3.59%.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$429,544,547	0.30%	$3,003,595	54

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$388,681,113	0.36%	$3,461,375	87

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2024.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2024, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of

Invesco DB US Dollar Index Trust) and Shareholders of Invesco DB US Dollar Index Bullish Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB US Dollar Index Bullish Fund (one of the funds constituting Invesco DB US Dollar Index Trust, hereafter referred to as the “Fund”) as of December 31, 2024 and 2023, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 25, 2025

We have served as the Fund’s auditor since 2013.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $ 147,551,178 and $293,701,086, respectively)	$147,708,743	$294,000,317
Affiliated investments, at value (cost $279,113,690 and $111,534,057, respectively)	279,113,690	111,534,057
Other investments:
Variation margin receivable - Currency Futures Contracts	1,439,295	467,297
Cash held by custodian	556,912	1,044,288
Receivable for:
Dividends from affiliates	967,078	894,807
Total assets	$429,785,718	$407,940,766
Liabilities
Payable for:
Fund shares reacquired	$—	$18,959,228
Management fees	236,291	296,348
Brokerage commissions and fees	4,880	4,077
Total liabilities	$241,171	$19,259,653
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,177	1,084
Shareholders' equity—Shares	429,543,370	388,680,029
Total shareholders' equity	429,544,547	388,681,113
Total liabilities and equity	$429,785,718	$407,940,766

General Shares outstanding	40	40
Shares outstanding	14,600,000	14,350,000
Net asset value per share	$29.42	$27.09
Market value per share	$29.42	$27.09

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

December 31, 2024

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.400% due March 6, 2025	5.78%	$24,817,135	$25,000,000
U.S. Treasury Bills, 4.340% due May 29, 2025(b)	28.61	122,891,608	125,000,000
Total United States Treasury Obligations (cost $147,551,178)	34.39%	$147,708,743
Affiliated Investments			Shares
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $279,113,690)(c)(d)	64.98%	$279,113,690	279,113,690
Total Investments in Securities (cost $426,664,868)	99.37%	$426,822,433

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $19,660,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of December 31, 2024 .

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
ICE U.S. Dollar Index	3,965	March-2025	$429,393,640	$7,304,316	$7,304,316

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Income
Interest Income	$10,266,145	$20,252,923	$11,504,581
Dividends from Affiliates	9,055,662	20,095,448	17,494,117
Total Income	19,321,807	40,348,371	28,998,698
Expenses
Management Fees	2,796,663	6,269,475	11,622,714
Brokerage Commissions and Fees	95,314	184,283	352,205
Interest Expense	35,174	108,408	104,641
Total Expenses	2,927,151	6,562,166	12,079,560
Less: Waivers	(164,241)	(396,791)	(753,090)
Net Expenses	2,762,910	6,165,375	11,326,470
Net Investment Income (Loss)	16,558,897	34,182,996	17,672,228
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	87,803	(51)	3
Affiliated Investments	—	(120,592)	—
Currency Futures Contracts	16,149,996	(16,351,030)	66,941,679
Net Realized Gain (Loss)	16,237,799	(16,471,673)	66,941,682
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(141,666)	69,715	227,990
Affiliated Investments	—	194,054	(163,751)
Currency Futures Contracts	11,883,774	3,109,252	(3,403,880)
Net Change in Unrealized Gain (Loss)	11,742,108	3,373,021	(3,339,641)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	27,979,907	(13,098,652)	63,602,041
Net Income (Loss)	$44,538,804	$21,084,344	$81,274,269

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2024

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$1,084	14,350,000	$388,680,029	$388,681,113
Purchases of Shares			31,750,000	908,947,649	908,947,649
Redemption of Shares			(31,500,000)	(893,854,434)	(893,854,434)
Net Increase (Decrease) due to Share Transactions			250,000	15,093,215	15,093,215
Return of Capital Distributions		(53)		(18,768,532)	(18,768,585)
Net Income (Loss)
Net Investment Income (Loss)		48		16,558,849	16,558,897
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		36		16,237,763	16,237,799
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		62		11,742,046	11,742,108
Net Income (Loss)		146		44,538,658	44,538,804
Net Change in Shareholders' Equity	—	93	250,000	40,863,341	40,863,434
Balance at December 31, 2024	40	$1,177	14,600,000	$429,543,370	$429,544,547

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

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$44,538,804	$21,084,344	$81,274,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(341,446,473)	(1,192,325,054)	(1,984,762,934)
Proceeds from securities sold and matured	497,922,861	1,584,999,992	1,422,008,100
Cost of affiliated investments purchased	(970,608,714)	(1,448,847,156)	(3,509,527,927)
Proceeds from affiliated investments sold	803,029,081	2,320,537,149	3,152,672,346
Net accretion of discount on United States Treasury Obligations	(10,238,677)	(20,173,653)	(11,442,852)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(87,803)	120,643	(3)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	141,666	(263,769)	(64,239)
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(971,998)	(5,519,501)	2,267,849
Cash due from broker	—	—	2,034,654
Dividends from affiliates	(72,271)	1,952,096	(2,836,913)
Management fees	(60,057)	(829,421)	749,665
Brokerage commissions and fees	803	422	(377)
Net cash provided by (used in) operating activities	22,147,222	1,260,736,092	(847,628,362)
Cash flows from financing activities:
Distributions paid to shareholders	(18,768,585)	(28,888,592)	(16,176,970)
Proceeds from purchases of Shares	908,947,649	1,103,983,515	2,623,713,859
Redemption of Shares	(912,813,662)	(2,340,364,345)	(1,754,330,909)
Net cash provided by (used in) financing activities	(22,634,598)	(1,265,269,422)	853,205,980
Net change in cash	(487,376)	(4,533,330)	5,577,618
Cash at beginning of period	1,044,288	5,577,618	—
Cash at end of period	$556,912	$1,044,288	$5,577,618
Supplemental disclosure of cash flow information
Cash paid for interest	$35,174	$108,408	$104,641

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Financial Statements

December 31, 2024

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2024, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

C. Segment Reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), with the intent of improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole thereby enabling better understanding of how an entity's segments impact overall performance. The Fund represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Fund's Managing Owner acts as the Fund's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Fund. The CODM monitors the operating results as a whole and the Fund's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Fund's financial statements. Adoption of the new standard impacted the Fund's financial statement note disclosures only and did not affect the Fund's financial position or the results of its operations.

D. Investment Valuations

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

E. Investment Transactions and Investment Income

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

F. Profit and Loss Allocations and Distributions

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to shareholders. A distribution for the year ended December 31, 2024 was paid on December 27, 2024 to holders of record, as of December 23, 2024 at a rate of $1.31709 for each General Share and Share for a total distribution of $53 to General Shares and $18,768,532 to Shares.

The table below shows distributions per General Share and Share in total for the years presented:

	Years Ended December 31,
	2024	2023	2022
Distribution per General Share	$1.31709	$1.74553	$0.24660
Distribution per Share	$1.31709	$1.74553	$0.24660
Distributions paid to General Shares	$53	$70	$10
Distributions paid to Shares	$18,768,532	$28,888,592	$16,176,960

G. Routine Operational, Administrative and Other Ordinary Expenses

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2024, 2023 and 2022, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker for the years ended December 31, 2024, 2023 and 2022, were less than $5.00, $5.00 and $5.00, respectively, per round-turn trade.

J. Income Taxes

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

K. Currency Futures Contracts

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

The Managing Owner waived fees of $164,241, $396,791 and $753,090 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2024 and 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$147,708,743	$—	$147,708,743
Money Market Mutual Fund	279,113,690	—		279,113,690
Total Investments in Securities	279,113,690	147,708,743	—	426,822,433
Other Investments - Assets (a)
Currency Futures Contracts	7,304,316	—	—	7,304,316
Total Investments	$286,418,006	$147,708,743	$—	$434,126,749

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$294,000,317	$—	$294,000,317
Money Market Mutual Fund	111,534,057	—		111,534,057
Total Investments in Securities	111,534,057	294,000,317	—	405,534,374
Other Investments - Liabilities (a)
Currency Futures Contracts	(4,579,458)	—	—	(4,579,458)
Total Investments	$106,954,599	$294,000,317	$—	$400,954,916

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$7,304,316	$—	$—	$(4,579,458)

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2024 and 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023	2022
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$16,149,996	$(16,351,030)	$66,941,679
	Net Change in Unrealized Gain (Loss)	11,883,774	3,109,252	(3,403,880)
Total		$28,033,770	$(13,241,778)	$63,537,799

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2024	2023	2022
Average Notional Value	$383,962,770	$848,466,548	$1,524,849,096

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$111,534,057	$970,608,714	$(803,029,081)	$—	$—	$279,113,690	$9,055,662

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Invesco Short Term Treasury ETF	$73,590,524	$—	$(73,663,986)	$194,054	$(120,592)	$—	$1,818,833
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	909,560,064	1,448,847,156	(2,246,873,163)	—	—	111,534,057	18,276,615
Total	$983,150,588	$1,448,847,156	$(2,320,537,149)	$194,054	$(120,592)	$111,534,057	$20,095,448

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$49,855,000	$23,899,275	$—	$(163,751)	$—	$73,590,524	$960,795
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	576,603,758	3,485,628,652	(3,152,672,346)	—	—	909,560,064	16,533,322
Total	$626,458,758	$3,509,527,927	$(3,152,672,346)	$(163,751)	$—	$983,150,588	$17,494,117

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2024, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	For the Years Ended December 31,
	2024	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$27.09	$27.81	$25.62
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	2.38	(0.13)	2.12
Net investment income (loss) (b)	1.27	1.16	0.32
Net income (loss)	3.65	1.03	2.44
Less:
Return of capital distributions	(1.32)	(1.75)	(0.25)
Net asset value per Share, end of period	$29.42	$27.09	$27.81
Market value per Share, beginning of period (c)	$27.09	$27.81	$25.63
Market value per Share, end of period (c)	$29.42	$27.09	$27.81

Ratio to average Net Assets
Net investment income (loss)	4.44%	4.11%	1.14%
Expenses, after waivers	0.74%	0.74%	0.73%
Expenses, prior to waivers	0.79%	0.79%	0.78%
Total Return, at net asset value (d)	13.48%	3.63%	9.50%
Total Return, at market value (d)	13.48%	3.63%	9.46%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2024, as stated in their report on page 36 of this Form 10-K.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2024, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers
David Hemming	Vice President, Head of Alternatives Portfolio Management

1. Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Fund.

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan and Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan and Krugman and Ms. Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Brian Hartigan (46) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (44) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (47) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Vacheron CPA (60) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos (54) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (48) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

Melanie Ringold (48) has been a Member of the Board of Managers of the Sponsor since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms.

Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

David Hemming (43) joined the Managing Owner in September 2016 as a Senior Portfolio Manager and has been Head of Alternatives Portfolio Management since November 2020, and a Vice President of the Managing Owner since November 2024. In these roles, Mr. Hemming manages a team of two other portfolio managers and is responsible for portfolio management processes for over 20 commodity and alternatives-based registered investment companies and other pooled investment vehicles managed by the Managing Owner. He is a graduate of University of St. Andrews (Scotland), with an MA (honours) in Economics and International relations, and City University Business School, with a MSc in Investment Management. Mr. Hemming was listed as a principal of the Managing Owner on November 6, 2024, and he was registered as associated person and swap associated person the Managing Owner on April 19, 2017, and April 26, 2017, respectively.

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

Insider Trading Policy

The Managing Owner has adopted an Insider Trading Policy, which applies to all of its employees and itself. The Insider Trading Policy operates in concert with the Code of Ethics and Personal Trading Policy for North America (collectively, the “Trading Policies”). The Managing Owner believes that the Trading Policies are reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Fund, as well as the applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The Fund has no employees, officers or directors. The Managing Owner receives a monthly Management Fee of 1/12th of 0.75% per annum of the daily NAV of the Fund at the end of each month.

In addition, since November 29, 2016, all payment accruals and commissions have been paid to the Commodity Broker.

For the year ended December 31, 2024, the Fund incurred Management Fees of $2,796,663 of which $2,560,372 had been paid at December 31, 2024. Management Fees of $236,291 were unpaid at December 31, 2024 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2024, the Fund incurred brokerage commissions of $95,314 of which $90,434 had been paid at December 31, 2024. Brokerage commissions of $4,880 were unpaid at December 31, 2024 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2023, the Fund incurred Management Fees of $6,269,475 of which $5,973,127 had been paid at December 31, 2023. Management Fees of $296,348 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2023 the Fund incurred brokerage commissions of $184,283 of which $180,206 had been paid at December 31, 2023. Brokerage commissions of $4,077 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2022, the Fund incurred Management Fees of $11,622,205 of which $10,496,945 had been paid at December 31, 2022. Management Fees of $1,125,769 were unpaid at December 31, 2022 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2022, the Fund incurred brokerage commissions of $352,205 of which $348,550 had been paid at December 31, 2022. Brokerage commissions of $3,655 were unpaid at December 31, 2022 and are reported as a liability on the Statements of Financial Condition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2025, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

See Item 11

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

	Fiscal Years Ended December 31,
	2024	2023
Audit Fees	$88,930	$85,510
Audit-Related Fees (1)	10,250	—
Tax Fees (2)	671,598	754,873
All Other Fees	—	—
Total	$770,778	$840,383

(1)
Audit-Related Fees for the fiscal year ended December 31, 2024 include fees billed for reviewing regulatory filings.
(2)
Tax Fees for the fiscal years ended December 31, 2024 and 2023 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[1]

4.1.1	Amendment No. 1 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Administration Agreement [6]

10.2	Form of Global Custody Agreement [6]

10.3	Form of Transfer Agency and Service Agreement [7]

10.4	Distribution Services Agreement [8]

19.1	Insider Trading Policies and Procedures (filed herewith)

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation [9]

EXHIBIT NO.	DESCRIPTION

101 101.INS 101.SCH 104

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund—December 31, 2024 and December 31, 2023, (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2024, (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund—December 31, 2023, (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2024, 2023 and 2022, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2024, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2023, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund— year ended December 31, 2022, (viii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund— years ended December 31, 2024, 2023 and 2022, and (ix) Notes to Financial Statements of Invesco DB US Dollar Index Bullish Fund.

Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline

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
9.
Previously filed as an exhibit to Form 10-K on February 23, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 25, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 25, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 25, 2025

/s/ MELANIE RINGOLD Melanie Ringold	Manager	February 25, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.