Form 10-Q
period 2025-06-30
Invesco DB US Dollar Index Bullish Fund
filed 2025-08-07
CIK 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of outstanding Shares as of June 30, 2025: 7,500,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $147,551,178, respectively)	$—	$147,708,743
Affiliated investments, at value and cost	203,374,505	279,113,690
Other investments:
Variation margin receivable - Currency Futures Contracts	—	1,439,295
Cash held by Custodian	—	556,912
Deposit with Commodity Broker	4,525,030	—
Receivable for:
Dividends from affiliates	729,942	967,078
Total assets	$208,629,477	$429,785,718
Liabilities
Payable for:
Fund shares reacquired	$6,720,983	$—
Management fees	274,070	236,291
Brokerage commissions and fees	4,268	4,880
Total liabilities	$6,999,321	$241,171
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,075	1,177
Shareholders' equity—Shares	201,629,081	429,543,370
Total shareholders' equity	201,630,156	429,544,547
Total liabilities and equity	$208,629,477	$429,785,718

General Shares outstanding	40	40
Shares outstanding	7,500,000	14,600,000
Net asset value per share	$26.88	$29.42
Market value per share	$26.88	$29.42

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $203,374,505)(a)(b)	100.87%	$203,374,505	203,374,505

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE U.S. Dollar Index	2,089	September-2025	$201,573,877	$(3,233,927)	$(3,233,927)

(c)
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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$981,351	$2,642,557	$2,555,287	$5,317,412
Dividends from Affiliates	1,781,823	2,941,478	4,785,718	5,209,447
Total Income	2,763,174	5,584,035	7,341,005	10,526,859
Expenses
Management Fees	480,906	789,611	1,275,209	1,489,294
Brokerage Commissions and Fees	15,871	23,967	42,158	46,757
Interest Expense	640	8,514	11,836	16,889
Total Expenses	497,417	822,092	1,329,203	1,552,940
Less: Waivers	(41,952)	(50,304)	(105,589)	(93,338)
Net Expenses	455,465	771,788	1,223,614	1,459,602
Net Investment Income (Loss)	2,307,709	4,812,247	6,117,391	9,067,257
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	—	—	87,804
Currency Futures Contracts	(12,669,194)	7,182,699	(24,070,132)	10,140,989
Net Realized Gain (Loss)	(12,669,194)	7,182,699	(24,070,132)	10,228,793
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(34,845)	30,428	(157,565)	(245,609)
Currency Futures Contracts	(5,274,992)	(1,360,628)	(10,538,243)	8,159,744
Net Change in Unrealized Gain (Loss)	(5,309,837)	(1,330,200)	(10,695,808)	7,914,135
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	(17,979,031)	5,852,499	(34,765,940)	18,142,928
Net Income (Loss)	$(15,671,322)	$10,664,746	$(28,648,549)	$27,210,185

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$1,141	11,400,000	$325,549,869	$325,551,010
Purchases of Shares			5,850,000	160,088,907	160,088,907
Redemption of Shares			(9,750,000)	(268,338,439)	(268,338,439)
Net Increase (Decrease) due to Share Transactions			(3,900,000)	(108,249,532)	(108,249,532)
Net Income (Loss)
Net Investment Income (Loss)		12		2,307,697	2,307,709
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(55)		(12,669,139)	(12,669,194)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(23)		(5,309,814)	(5,309,837)
Net Income (Loss)		(66)		(15,671,256)	(15,671,322)
Net Change in Shareholders' Equity	—	(66)	(3,900,000)	(123,920,788)	(123,920,854)
Balance at June 30, 2025	40	$1,075	7,500,000	$201,629,081	$201,630,156

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$1,134	11,750,000	$333,189,385	$333,190,519
Purchases of Shares			8,250,000	236,972,426	236,972,426
Redemption of Shares			(4,800,000)	(137,913,746)	(137,913,746)
Net Increase (Decrease) due to Share Transactions			3,450,000	99,058,680	99,058,680
Net Income (Loss)
Net Investment Income (Loss)		14		4,812,233	4,812,247
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		22		7,182,677	7,182,699
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(4)		(1,330,196)	(1,330,200)
Net Income (Loss)		32		10,664,714	10,664,746
Net Change in Shareholders' Equity	—	32	3,450,000	109,723,394	109,723,426
Balance at June 30, 2024	40	$1,166	15,200,000	$442,912,779	$442,913,945

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,177	14,600,000	$429,543,370	$429,544,547
Purchases of Shares			14,950,000	427,760,526	427,760,526
Redemption of Shares			(22,050,000)	(627,026,368)	(627,026,368)
Net Increase (Decrease) due to Share Transactions			(7,100,000)	(199,265,842)	(199,265,842)
Net Income (Loss)
Net Investment Income (Loss)		22		6,117,369	6,117,391
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(86)		(24,070,046)	(24,070,132)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(38)		(10,695,770)	(10,695,808)
Net Income (Loss)		(102)		(28,648,447)	(28,648,549)
Net Change in Shareholders' Equity	—	(102)	(7,100,000)	(227,914,289)	(227,914,391)
Balance at June 30, 2025	40	$1,075	7,500,000	$201,629,081	$201,630,156

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$1,084	14,350,000	$388,680,029	$388,681,113
Purchases of Shares			16,250,000	459,403,316	459,403,316
Redemption of Shares			(15,400,000)	(432,380,669)	(432,380,669)
Net Increase (Decrease) due to Share Transactions			850,000	27,022,647	27,022,647
Net Income (Loss)
Net Investment Income (Loss)		27		9,067,230	9,067,257
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		31		10,228,762	10,228,793
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		24		7,914,111	7,914,135
Net Income (Loss)		82		27,210,103	27,210,185
Net Change in Shareholders' Equity	—	82	850,000	54,232,750	54,232,832
Balance at June 30, 2024	40	$1,166	15,200,000	$442,912,779	$442,913,945

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(28,648,549)	$27,210,185
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(194,761,118)
Proceeds from securities sold and matured	150,000,000	297,922,861
Cost of affiliated investments purchased	(573,521,267)	(489,138,943)
Proceeds from affiliated investments sold	649,260,452	357,299,582
Net accretion of discount on United States Treasury Obligations	(2,448,822)	(5,303,094)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(87,804)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	157,565	245,609
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	1,439,295	575,809
Deposit with Commodity Broker	(4,525,030)	—
Dividends from affiliates	237,136	(108,901)
Management fees	37,779	(48,694)
Brokerage commissions and fees	(612)	363
Net cash provided by (used in) operating activities	191,987,947	(6,194,145)
Cash flows from financing activities:
Proceeds from purchases of Shares	427,760,526	456,489,754
Redemption of Shares	(620,305,385)	(451,339,897)
Net cash provided by (used in) financing activities	(192,544,859)	5,149,857
Net change in cash	(556,912)	(1,044,288)
Cash at beginning of period	556,912	1,044,288
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$11,836	$16,889

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by Commodity Futures Trading Commission (the “CFTC”) regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $41,952 and $105,589 for the three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $50,304 and $93,338 for the three and six months ended June 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$203,374,505	$—	$—	$203,374,505
Other Investments - Liabilities (a)
Currency Futures Contracts	(3,233,927)	—	—	(3,233,927)
Total Investments	$200,140,578	$—	$—	$200,140,578

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$147,708,743	$—	$147,708,743
Money Market Mutual Fund	279,113,690	—		279,113,690
Total Investments in Securities	279,113,690	147,708,743	—	426,822,433
Other Investments - Assets (a)
Currency Futures Contracts	7,304,316	—	—	7,304,316
Total Investments	$286,418,006	$147,708,743	$—	$434,126,749

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$—	$(3,233,927)	$7,304,316	$—

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(12,669,194)	$7,182,699
	Net Change in Unrealized Gain (Loss)	(5,274,992)	(1,360,628)
Total		$(17,944,186)	$5,822,071

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(24,070,132)	$10,140,989
	Net Change in Unrealized Gain (Loss)	(10,538,243)	8,159,744
Total		$(34,608,375)	$18,300,733

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value - Long	$269,067,648	$412,797,307	$320,224,407	$404,961,772

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$190,718,083	$276,439,893	$(263,783,471)	$—	$—	$203,374,505	$1,781,823

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$279,113,690	$573,521,267	$(649,260,452)	$—	$—	$203,374,505	$4,785,718

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$134,166,072	$258,294,906	$(149,087,560)	$—	$—	$243,373,418	$2,941,478

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$111,534,057	$489,138,943	$(357,299,582)	$—	$—	$243,373,418	$5,209,447

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$28.56	$28.36	$29.42	$27.09
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts (a)	(1.93)	0.45	(3.05)	1.41
Net investment income (loss) (b)	0.25	0.33	0.51	0.64
Net income (loss)	(1.68)	0.78	(2.54)	2.05
Net asset value per Share, end of period	$26.88	$29.14	$26.88	$29.14
Market value per Share, beginning of period (c)	$28.55	$28.36	$29.42	$27.09
Market value per Share, end of period (c)	$26.88	$29.14	$26.88	$29.14

Ratio to average Net Assets (d)
Net investment income (loss)	3.60%	4.57%	3.60%	4.57%
Expenses, after waivers	0.71%	0.73%	0.72%	0.74%
Expenses, prior to waivers	0.78%	0.78%	0.78%	0.78%
Total Return, at net asset value (e)	(5.88)%	2.75%	(8.63)%	7.57%
Total Return, at market value (e)	(5.85)%	2.75%	(8.63)%	7.57%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related currencies, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause the actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, together with the modified risk factor included in Item 1A of this Report, as well as the following:

•
Risks related to market volatility and fluctuations in the price of assets held by the Fund, including as a result of global trade, macroeconomic events, the imposition of trading limitations or trading halts, and the potential loss of investment;
•
Risks that the market price of Shares will not correspond to NAV;
•
Risks related to market competition;
•
Risks related to the market conditions unique to futures contracts;
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflict, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation or depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX contracts with the aim of seeking to track the Index.

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

The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $192.0 million and $(6.2) million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $150.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $194.8 million was paid to purchase United States Treasury Obligations and $297.9 million was received from sales and maturing United States Treasury Obligations. $649.3 million was received from sales of affiliated investments and $573.5 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $357.3 million was received from sales of affiliated investments and $489.1 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $4.5 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(192.5) million and $5.1 million during the six months ended June 30, 2025 and 2024, respectively. This included $427.8 million and $456.5 million from Shares purchased by Authorized Participants and $620.3 million and $451.3 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

UUP - For the Three Months Ended June 30, 2025
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
-7.00%
-8.00%
Percentage Change
3/31/2025
6/30/2025
Date
NAV
Market
DB Long USD Currency Portolio Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

UUP - For the Three Months Ended June 30, 2024
Percentage Change
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
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

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Six Months Ended June 30, 2025 and 2024

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024

DX Contract	(5.68)%	2.98%	(8.27)%	8.06%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $28.55 per Share to $26.88 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $26.88 per Share (-5.85%) on June 30, 2025 and a high of $28.58 per Share (+0.11%) on April 01, 2025. The total return for the Fund on a market value basis was -5.85%.

The U.S. dollar remained under pressure in the second quarter of 2025, extending its first quarter weakness, leading to losses for the Fund. While the initial tariff driven rally in late 2024 was predicated on relative U.S. strength versus trading partners, the narrative has since reversed. The tariffs announced on Liberation Day in April undermined U.S. consumer and business confidence, fueling domestic growth concerns and de-dollarization trades. The 90-day tariff truce with China temporarily eased trade tensions in mid-May but continued uncertainty weighed on gains. Meanwhile, the Federal Reserve maintained its dovish stance, with markets still pricing in 50 basis points of interest rate cuts for the year, further eroding yield support for the greenback. In contrast, the euro found support from resilient economic data and fiscal stimulus tied to defense and infrastructure, while the yen benefited from the Bank of Japan’s continued tightening bias. With global policy divergence widening and confidence in U.S. fiscal discipline faltering, the U.S. dollar’s outlook remained clouded heading into the second half of the year.

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $28.36 per Share to $29.14 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $28.30 per Share (-0.21%) on April 08, 2024 and a high of $29.17 per Share (+2.86%) on June 26, 2024. The total return for the Fund on a market value basis was +2.75%.

While not following a smooth path, the U.S. dollar moved higher in the second quarter of 2024, leading to gains for the Fund. The key driver was the Federal Reserve’s more hawkish stance amid persistent U.S. inflation. While the markets had expected for the central bank to start cutting rates imminently, those hopes were repeatedly dashed through the quarter. In comparison, many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) had kicked off their easing (i.e., lowering interest rates) cycles. Higher interest rates generally make a country’s currency more attractive to hold.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share decreased from $28.56 per Share to $26.88 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended June 30, 2025, contributed to a 6.69% decrease in the level of the Index and to a 5.68% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -5.88%.

Net income (loss) for the three months ended June 30, 2025 was $(15.7) million, primarily resulting from $2.8 million of income, net realized gain (loss) of $(12.7) million, net change in unrealized gain (loss) of $(5.3) million and net operating expenses of $0.5 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $29.42 per Share to $26.88 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $26.88 per Share (-8.63%) on June 30, 2025 and a high of $29.85 per Share (+1.46%) on January 13, 2025. The total return for the Fund on a market value basis was -8.63%.

The U.S. dollar declined sharply in the first half of 2025, resulting in negative performance for the Fund. This marks a sharp reversal from the strong rally that closed out 2024, when President Trump’s tariff policy was expected to disproportionately impact trading partners’ currencies and support the greenback. However, those same policies have since undermined U.S. investor and business confidence, with stagflation and domestic growth concerns becoming top of mind. This, coupled with geopolitical instability in the second quarter, pushed investors further away from the U.S. dollar and towards safe havens like the Swiss franc and Japanese yen. The euro was also buoyed by defense and infrastructure stimulus, and the Japanese yen strengthened on expected Bank of Japan rate hikes, which added pressure to the U.S. dollar. Finally, the Federal Reserve’s dovish stance, maintaining 50 basis points of expected interest rate cuts, also eroded yield support for the U.S. dollar.

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $27.09 per Share to $29.14 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $27.33 per Share (+0.89%) on January 02, 2024 and a high of $29.17 per Share (+7.68%) on June 26, 2024. The total return for the Fund on a market value basis was +7.57%.

The U.S. dollar performed positively in the first half of 2024, leading to gains for the Fund. While the dollar had fallen to end 2023 on expectations for imminent rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric as U.S. inflation proved more persistent than expected, forcing the market to repeatedly delay easing expectations. In comparison, many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) had kicked off their easing (i.e., lowering interest rates) cycles; higher interest rates tend to make holding the currency more attractive. A resilient U.S. economy and heightened geopolitical tensions also provided some support.

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share decreased from $29.42 per Share to $26.88 per Share. Falling currency futures contract prices for long DX Contracts during the six months ended June 30, 2025, contributed to a 10.20% decrease in the level of the Index and to a 8.27% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -8.63%.

Net income (loss) for the six months ended June 30, 2025 was $(28.6) million, primarily resulting from $7.3 million of income, net realized gain (loss) of $(24.1) million, net change in unrealized gain (loss) of $(10.7) million and net operating expenses of $1.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Six Months Ended June 30, 2025 Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$201,630,156	0.39%	$1,915,212	40

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2024 Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$429,544,547	0.36%	$3,461,375	87

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	(3,200,000)	$28.01
May 1, 2025 to May 31, 2025	(950,000)	27.71
June 1, 2025 to June 30, 2025	(5,600,000)	27.21
Total	(9,750,000)	$27.52

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund — For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended June 30 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Six Months Ended June 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 7, 2025		By:	/S/ Brian Hartigan
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools