Form 10-Q
period 2025-09-30
Invesco DB US Dollar Index Bullish Fund
filed 2025-11-07
CIK 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of outstanding Shares as of September 30, 2025: 5,600,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $– and $147,551,178, respectively)	$—	$147,708,743
Affiliated investments, at value and cost	144,958,775	279,113,690
Other investments:
Variation margin receivable - Currency Futures Contracts	—	1,439,295
Cash held by Custodian	—	556,912
Deposit with Commodity Broker	7,233,948	—
Receivable for:
Investments sold	35	—
Fund shares sold	1,374,959	—
Dividends from affiliates	519,709	967,078
Total assets	$154,087,426	$429,785,718
Liabilities
Payable for:
Cash due to broker	$31	$—
Management fees	86,182	236,291
Brokerage commissions and fees	4,801	4,880
Total liabilities	$91,014	$241,171
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,100	1,177
Shareholders' equity—Shares	153,995,312	429,543,370
Total shareholders' equity	153,996,412	429,544,547
Total liabilities and equity	$154,087,426	$429,785,718

General Shares outstanding	40	40
Shares outstanding	5,600,000	14,600,000
Net asset value per share	$27.50	$29.42
Market value per share	$27.51	$29.42

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $144,958,775)(a)(b)	94.13%	$144,958,775	144,958,775

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE U.S. Dollar Index	1,580	December-2025	$153,972,580	$261,850	$261,850

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$72,497	$2,627,441	$2,627,784	$7,944,853
Dividends from Affiliates	1,873,948	2,009,653	6,659,666	7,219,100
Total Income	1,946,445	4,637,094	9,287,450	15,163,953
Expenses
Management Fees	350,059	665,189	1,625,268	2,154,483
Brokerage Commissions and Fees	12,833	25,271	54,991	72,028
Interest Expense	153	12,203	11,989	29,092
Total Expenses	363,045	702,663	1,692,248	2,255,603
Less: Waivers	(44,718)	(35,247)	(150,307)	(128,585)
Net Expenses	318,327	667,416	1,541,941	2,127,018
Net Investment Income (Loss)	1,628,118	3,969,678	7,745,509	13,036,935
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	(1)	—	87,803
Currency Futures Contracts	(936,900)	(9,975,184)	(25,007,032)	165,805
Net Realized Gain (Loss)	(936,900)	(9,975,185)	(25,007,032)	253,608
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	159,469	(157,565)	(86,140)
Currency Futures Contracts	3,495,777	(5,548,181)	(7,042,466)	2,611,563
Net Change in Unrealized Gain (Loss)	3,495,777	(5,388,712)	(7,200,031)	2,525,423
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	2,558,877	(15,363,897)	(32,207,063)	2,779,031
Net Income (Loss)	$4,186,995	$(11,394,219)	$(24,461,554)	$15,815,966

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$1,075	7,500,000	$201,629,081	$201,630,156
Purchases of Shares			3,050,000	83,830,420	83,830,420
Redemption of Shares			(4,950,000)	(135,651,159)	(135,651,159)
Net Increase (Decrease) due to Share Transactions			(1,900,000)	(51,820,739)	(51,820,739)
Net Income (Loss)
Net Investment Income (Loss)		2		1,628,116	1,628,118
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		7		(936,907)	(936,900)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		16		3,495,761	3,495,777
Net Income (Loss)		25		4,186,970	4,186,995
Net Change in Shareholders' Equity	—	25	(1,900,000)	(47,633,769)	(47,633,744)
Balance at September 30, 2025	40	$1,100	5,600,000	$153,995,312	$153,996,412

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$1,166	15,200,000	$442,912,779	$442,913,945
Purchases of Shares			7,050,000	198,623,278	198,623,278
Redemption of Shares			(10,900,000)	(310,351,328)	(310,351,328)
Net Increase (Decrease) due to Share Transactions			(3,850,000)	(111,728,050)	(111,728,050)
Net Income (Loss)
Net Investment Income (Loss)		8		3,969,670	3,969,678
Net Realized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(30)		(9,975,155)	(9,975,185)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Currency Futures Contracts		(17)		(5,388,695)	(5,388,712)
Net Income (Loss)		(39)		(11,394,180)	(11,394,219)
Net Change in Shareholders' Equity	—	(39)	(3,850,000)	(123,122,230)	(123,122,269)
Balance at September 30, 2024	40	$1,127	11,350,000	$319,790,549	$319,791,676

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,177	14,600,000	$429,543,370	$429,544,547
Purchases of Shares			18,000,000	511,590,946	511,590,946
Redemption of Shares			(27,000,000)	(762,677,527)	(762,677,527)
Net Increase (Decrease) due to Share Transactions			(9,000,000)	(251,086,581)	(251,086,581)
Net Income (Loss)
Net Investment Income (Loss)		24		7,745,485	7,745,509
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(79)		(25,006,953)	(25,007,032)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(22)		(7,200,009)	(7,200,031)
Net Income (Loss)		(77)		(24,461,477)	(24,461,554)
Net Change in Shareholders' Equity	—	(77)	(9,000,000)	(275,548,058)	(275,548,135)
Balance at September 30, 2025	40	$1,100	5,600,000	$153,995,312	$153,996,412

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$1,084	14,350,000	$388,680,029	$388,681,113
Purchases of Shares			23,300,000	658,026,594	658,026,594
Redemption of Shares			(26,300,000)	(742,731,997)	(742,731,997)
Net Increase (Decrease) due to Share Transactions			(3,000,000)	(84,705,403)	(84,705,403)
Net Income (Loss)
Net Investment Income (Loss)		35		13,036,900	13,036,935
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		1		253,607	253,608
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		2,525,416	2,525,423
Net Income (Loss)		43		15,815,923	15,815,966
Net Change in Shareholders' Equity	—	43	(3,000,000)	(68,889,480)	(68,889,437)
Balance at September 30, 2024	40	$1,127	11,350,000	$319,790,549	$319,791,676

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(24,461,554)	$15,815,966
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(219,174,043)
Proceeds from securities sold and matured	149,999,965	322,922,861
Cost of affiliated investments purchased	(639,916,156)	(686,047,529)
Proceeds from affiliated investments sold	774,071,071	677,624,289
Net accretion of discount on United States Treasury Obligations	(2,448,822)	(7,924,370)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(87,803)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	157,565	86,140
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	1,439,295	(842,863)
Deposit with Commodity Broker	(7,233,948)	—
Dividends from affiliates	447,369	349,095
Management fees	(150,109)	(102,223)
Brokerage commissions and fees	(79)	823
Net cash provided by (used in) operating activities	251,904,597	102,620,343
Cash flows from financing activities:
Proceeds from purchases of Shares	510,215,987	658,026,594
Redemption of Shares	(762,677,527)	(761,691,225)
Increase in payable for amount due to custodian	31	—
Net cash provided by (used in) financing activities	(252,461,509)	(103,664,631)
Net change in cash	(556,912)	(1,044,288)
Cash at beginning of period	556,912	1,044,288
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$11,989	$29,092

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

The Managing Owner waived fees of $44,718 and $150,307 for the three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $35,247 and $128,585 for the three and nine months ended September 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$144,958,775	$—	$—	$144,958,775
Other Investments - Liabilities (a)
Currency Futures Contracts	261,850	—	—	261,850
Total Investments	$145,220,625	$—	$—	$145,220,625

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$147,708,743	$—	$147,708,743
Money Market Mutual Fund	279,113,690	—		279,113,690
Total Investments in Securities	279,113,690	147,708,743	—	426,822,433
Other Investments - Assets (a)
Currency Futures Contracts	7,304,316	—	—	7,304,316
Total Investments	$286,418,006	$147,708,743	$—	$434,126,749

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$261,850	$—	$7,304,316	$—

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(936,900)	$(9,975,184)
	Net Change in Unrealized Gain (Loss)	3,495,777	(5,548,181)
Total		$2,558,877	$(15,523,365)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(25,007,032)	$165,805
	Net Change in Unrealized Gain (Loss)	(7,042,466)	2,611,563
Total		$(32,049,498)	$2,777,368

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value - Long	$181,483,032	$373,743,929	$276,592,910	$388,694,684

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$203,374,505	$66,394,889	$(124,810,619)	$—	$—	$144,958,775	$1,873,948

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$279,113,690	$639,916,156	$(774,071,071)	$—	$—	$144,958,775	$6,659,666

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$26.88	$29.14	$29.42	$27.09
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Currency Futures Contracts (a)	0.38	(1.28)	(2.68)	0.12
Net investment income (loss) (b)	0.24	0.32	0.76	0.97
Net income (loss)	0.62	(0.96)	(1.92)	1.09
Net asset value per Share, end of period	$27.50	$28.18	$27.50	$28.18
Market value per Share, beginning of period (c)	$26.88	$29.14	$29.42	$27.09
Market value per Share, end of period (c)	$27.51	$28.18	$27.51	$28.18

Ratio to average Net Assets (d)
Net investment income (loss)	3.49%	4.48%	3.57%	4.54%
Expenses, after waivers	0.68%	0.75%	0.71%	0.74%
Expenses, prior to waivers	0.78%	0.79%	0.78%	0.79%
Total Return, at net asset value (e)	2.31%	(3.29)%	(6.53)%	4.02%
Total Return, at market value (e)	2.34%	(3.29)%	(6.49)%	4.02%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $251.9 million and $102.6 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $150.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $219.2 million was paid to purchase United States Treasury Obligations and $322.9 million was received from sales and maturing United States Treasury Obligations. $774.1 million was received from sales of affiliated investments and $639.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $677.6 million was received from sales of affiliated investments and $686.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $7.2 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(252.5) million and $(103.7) million during the nine months ended September 30, 2025 and 2024, respectively. This included $510.2 million and $658.0 million from Shares purchased by Authorized Participants and $762.7 million and $761.7 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

UUP - For the Three Months Ended September 30, 2025
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
-0.50%
Percentage Change
6/30/2025
9/30/2025
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

UUP - For the Nine Months Ended September 30, 2025
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
12/31/2024
9/30/2025
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

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM (the “Long Index–TRTM”) by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024

DX Contract	2.47%	-3.17%	(6.00)%	4.64%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share increased from $26.88 per Share to $27.51 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $26.86 per Share (-0.07%) on July 01, 2025 and a high of $27.90 per Share (+3.80%) on July 31, 2025. The total return for the Fund on a market value basis was +2.34%.

The Fund delivered a gain in the third quarter of 2025 with the U.S. dollar ending higher. Despite the downtrend in the first half of the year, U.S. dollar rebounded, benefitting from positive economic data which brought central bank policy divergence into focus. Trade agreements also provided some relief as gyrating tariffs heavily pressured investor sentiment on the U.S. economy. However, resurging concerns around the Federal Reserve’s credibility, weaker labor market data, the Federal Reserve’s tilt to dovishness, and September’s rate cut all led to the U.S. dollar paring some of these gains. The growth of U.S. dollar debasement trades was also a headwind to Fund performance.

For the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased from $29.14 per Share to $28.18 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $27.95 per Share (-4.08%) on August 27, 2024 and a high of $29.14 per Share (0.00%) on July 01, 2024. The total return for the Fund on a market value basis was -3.29%.

The U.S. dollar was heavily pressured in the third quarter of 2024, leading to losses for the Fund. In addition to the highly anticipated Federal Reserve easing cycle which officially kicked off in September – the central bank announced a larger-than-expected interest rate cut of 0.50% – the Bank of Japan also surprised the market with a rate hike in August. Higher interest rates generally boost a country’s currency and vice versa; in this case, the events boosted the Japanese yen and pressured the U.S. dollar.

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $26.88 per Share to $27.50 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended September 30, 2025, contributed to a 1.40% increase in the level of the Index and to a 2.47% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +2.31%.

Net income (loss) for the three months ended September 30, 2025 was $4.2 million, primarily resulting from $1.9 million of income, net realized gain (loss) of $(0.9) million, net change in unrealized gain (loss) of $3.5 million and net operating expenses of $0.3 million.

For the three months ended September 30, 2024, the NAV of each Share decreased from $29.14 per Share to $28.18 per Share. Falling currency futures contract prices for long DX Contracts during the three months ended September 30, 2024 contributed to a 4.44% decrease in the level of the Index and to a 3.17% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -3.29%.

Net income (loss) for the three months ended September 30, 2024 was $(11.4) million, primarily resulting from $4.6 million of income, net realized gain (loss) of $(10.0) million, net change in unrealized gain (loss) of $(5.4) million and net operating expenses of $0.7 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share decreased from $29.42 per Share to $27.51 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $26.86 per Share (-8.70%) on July 01, 2025 and a high of $29.85 per Share (+1.46%) on January 13, 2025. The total return for the Fund on a market value basis was -6.49%.

The Fund experienced losses in the first three quarters of 2025 as the U.S. dollar moved sharply lower. The U.S. dollar downtrend theme has been persistent due to the Federal Reserve’s plans to deliver rate cuts, waning confidence in the U.S. economy due to tariffs and stagflation concerns, softening economic data, and concerns about the Federal Reserve's credibility adding momentum to the U.S. dollar debasement trade. Despite some bounces and a rebound in the third quarter, the U.S. dollar continued its broader downtrend on these structural performance headwinds.

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

The U.S. dollar performed positively in the first three quarters of 2024, leading to positive performance for the Fund. While the dollar had fallen to end 2023 on expectations for imminent rate cuts, the Federal Reserve stuck to its higher-for-longer rhetoric through the first two quarters of the year as U.S. inflation proved stickier than expected. This forced the market to repeatedly delay Federal Reserve easing expectations at the same time that many global economies including Switzerland, Sweden, Canada, and the European Central Bank (ECB) kicked off their rate-cutting cycles. However, the greenback moved lower in the third quarter with the Federal Reserve joining the others, announcing its first interest rate cut in September. Furthermore, the Bank of Japan surprised the market with a rate hike in August, sending the Japanese yen higher.

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share decreased from $29.42 per Share to $27.50 per Share. Falling currency futures contract prices for long DX Contracts during the nine months ended September 30, 2025, contributed to a

8.95% decrease in the level of the Index and to a 6.00% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -6.53%.

Net income (loss) for the nine months ended September 30, 2025 was $(24.5) million, primarily resulting from $9.3 million of income, net realized gain (loss) of $(25.0) million, net change in unrealized gain (loss) of $(7.2) million and net operating expenses of $1.5 million.

For the nine months ended September 30, 2024, the NAV of each Share increased from $27.08 per Share to $28.18 per Share. Rising currency futures contract prices for long DX Contracts during the nine months ended September 30, 2024 contributed to a 0.55% increase in the level of the Index and to a 4.64% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +4.06%.

Net income (loss) for the nine months ended September 30, 2024 was $15.8 million, primarily resulting from $15.2 million of income, net realized gain (loss) of $0.3 million, net change in unrealized gain (loss) of $2.5 million and net operating expenses of $2.1 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$153,996,412	0.41%	$1,447,974	59

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2024 Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$429,544,547	0.30%	$3,003,595	54

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	(1,450,000)	$27.19
August 1, 2025 to August 31, 2025	(2,300,000)	27.52
September 1, 2025 to September 30, 2025	(1,200,000)	27.45
Total	(4,950,000)	$27.40

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund — For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2025		By:	/S/ Brian Hartigan
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/S/ Kelli Gallegos
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools