Form 10-Q
period 2026-09-30
Invesco DB US Dollar Index Bullish Fund
filed 2026-11-06
CIK 1383151

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of outstanding Shares as of September 30, 2026: 15,200,000

INVESCO DB US DOLLAR INDEX BULLISH FUND

(A SERIES OF INVESCO DB US DOLLAR INDEX TRUST)

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB US Dollar Index Bullish Fund

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value and cost	$426,631,846	$221,425,729
Other investments:
Variation margin receivable - Currency Futures Contracts	324,000	—
Deposit with Commodity Broker	9,382,173	7,999,634
Receivable for:
Dividends from affiliates	1,102,230	786,386
Total assets	$437,440,249	$230,211,749
Liabilities
Payable for:
Management fees	$194,610	$142,841
Total liabilities	$194,610	$142,841
Commitments and Contingencies (Note 10)
Equity
Shareholders' equity—General Shares	1,151	1,083
Shareholders' equity—Shares	437,244,488	230,067,825
Total shareholders' equity	437,245,639	230,068,908
Total liabilities and equity	$437,440,249	$230,211,749

General Shares outstanding	40	40
Shares outstanding	15,200,000	8,500,000
Net asset value per share	$28.77	$27.07
Market value per share	$28.78	$27.04

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.81% (cost $426,631,846)(a)(b)	97.57%	$426,631,846	426,631,846
Total Affiliated Investments (cost $426,631,846)	97.57%	$426,631,846

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2026.

Open Currency Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
ICE U.S. Dollar Index	4,320	December- 2026	$437,145,120	$9,291,221	$9,291,221

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

Invesco DB US Dollar Index Bullish Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$73,630	$72,497	$231,738	$2,627,784
Dividends from Affiliates	3,466,596	1,873,948	9,490,422	6,659,666
Total Income	3,540,226	1,946,445	9,722,160	9,287,450
Expenses
Management Fees	727,479	350,059	2,024,035	1,625,268
Brokerage Commissions and Fees	23,815	12,833	85,965	54,991
Interest Expense	6,071	153	14,287	11,989
Total Expenses	757,365	363,045	2,124,287	1,692,248
Less: Waivers	(93,625)	(44,718)	(260,025)	(150,307)
Net Expenses	663,740	318,327	1,864,262	1,541,941
Net Investment Income (Loss)	2,876,486	1,628,118	7,857,898	7,745,509
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts
Net Realized Gain (Loss) on
Currency Futures Contracts	(2,329,932)	(936,900)	(337,204)	(25,007,032)
Net Realized Gain (Loss)	(2,329,932)	(936,900)	(337,204)	(25,007,032)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(157,565)
Currency Futures Contracts	4,053,350	3,495,777	10,042,686	(7,042,466)
Net Change in Unrealized Gain (Loss)	4,053,350	3,495,777	10,042,686	(7,200,031)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts	1,723,418	2,558,877	9,705,482	(32,207,063)
Net Income (Loss)	$4,599,904	$4,186,995	$17,563,380	$(24,461,554)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2026	40	$1,136	15,700,000	$446,066,112	$446,067,248
Purchases of Shares			7,650,000	216,828,894	216,828,894
Redemption of Shares			(8,150,000)	(230,250,407)	(230,250,407)
Net Increase (Decrease) due to Share Transactions			(500,000)	(13,421,513)	(13,421,513)
Net Income (Loss)
Net Investment Income (Loss)		10		2,876,476	2,876,486
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(9)		(2,329,923)	(2,329,932)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		14		4,053,336	4,053,350
Net Income (Loss)		15		4,599,889	4,599,904
Net Change in Shareholders' Equity	—	15	(500,000)	(8,821,624)	(8,821,609)
Balance at September 30, 2026	40	$1,151	15,200,000	$437,244,488	$437,245,639

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$1,075	7,500,000	$201,629,081	$201,630,156
Purchases of Shares			3,050,000	83,830,420	83,830,420
Redemption of Shares			(4,950,000)	(135,651,159)	(135,651,159)
Net Increase (Decrease) due to Share Transactions			(1,900,000)	(51,820,739)	(51,820,739)
Net Income (Loss)
Net Investment Income (Loss)		2		1,628,116	1,628,118
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		7		(936,907)	(936,900)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		16		3,495,761	3,495,777
Net Income (Loss)		25		4,186,970	4,186,995
Net Change in Shareholders' Equity	—	25	(1,900,000)	(47,633,769)	(47,633,744)
Balance at September 30, 2025	40	$1,100	5,600,000	$153,995,312	$153,996,412

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$1,083	8,500,000	$230,067,825	$230,068,908
Purchases of Shares			33,250,000	924,853,296	924,853,296
Redemption of Shares			(26,550,000)	(735,239,945)	(735,239,945)
Net Increase (Decrease) due to Share Transactions			6,700,000	189,613,351	189,613,351
Net Income (Loss)
Net Investment Income (Loss)		30		7,857,868	7,857,898
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(1)		(337,203)	(337,204)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		39		10,042,647	10,042,686
Net Income (Loss)		68		17,563,312	17,563,380
Net Change in Shareholders' Equity	—	68	6,700,000	207,176,663	207,176,731
Balance at September 30, 2026	40	$1,151	15,200,000	$437,244,488	$437,245,639

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,177	14,600,000	$429,543,370	$429,544,547
Purchases of Shares			18,000,000	511,590,946	511,590,946
Redemption of Shares			(27,000,000)	(762,677,527)	(762,677,527)
Net Increase (Decrease) due to Share Transactions			(9,000,000)	(251,086,581)	(251,086,581)
Net Income (Loss)
Net Investment Income (Loss)		24		7,745,485	7,745,509
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(79)		(25,006,953)	(25,007,032)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts		(22)		(7,200,009)	(7,200,031)
Net Income (Loss)		(77)		(24,461,477)	(24,461,554)
Net Change in Shareholders' Equity	—	(77)	(9,000,000)	(275,548,058)	(275,548,135)
Balance at September 30, 2025	40	$1,100	5,600,000	$153,995,312	$153,996,412

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$17,563,380	$(24,461,554)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	149,999,965
Cost of affiliated investments purchased	(897,560,631)	(639,916,156)
Proceeds from affiliated investments sold	692,354,514	774,071,071
Net accretion of discount on United States Treasury Obligations	—	(2,448,822)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	157,565
Change in operating assets and liabilities:
Variation margin - Currency Futures Contracts	(324,000)	1,439,295
Deposit with Commodity Broker	(1,382,539)	(7,233,948)
Dividends from affiliates	(315,844)	447,369
Management fees	51,769	(150,109)
Brokerage commissions and fees	—	(79)
Net cash provided by (used in) operating activities	(189,613,351)	251,904,597
Cash flows from financing activities:
Proceeds from purchases of Shares	924,853,296	510,215,987
Redemption of Shares	(735,239,945)	(762,677,527)
Increase in payable for amount due to custodian	—	31
Net cash provided by (used in) financing activities	189,613,351	(252,461,509)
Net change in cash	—	(556,912)
Cash at beginning of period	—	556,912
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$14,287	$11,989

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB US Dollar Index Bullish Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and nine months ended September 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $4.00 per round-turn trade during the three and nine months ended September 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2023.

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

The Managing Owner waived fees of $93,625 and $260,025 for the three and nine months ended September 30, 2026, respectively. The Managing Owner waived fees of $44,718 and $150,307 for the three and nine months ended September 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$426,631,846	$—	$—	$426,631,846
Total Investments in Securities	426,631,846	—	—	426,631,846
Other Investments - Assets (a)
Currency Futures Contracts	9,291,221	—	—	9,291,221
Total Investments	$435,923,067	$—	$—	$435,923,067

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Money Market Mutual Fund	$221,425,729	$—		$221,425,729
Other Investments - Liabilities (a)
Currency Futures Contracts	(751,465)	—	—	(751,465)
Total Investments	$220,674,264	$—	$—	$220,674,264

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Currency risk
Currency Futures Contracts	$9,291,221	$—	$—	$(751,465)

(a)
Includes cumulative appreciation (depreciation) of currency futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(2,329,932)	$(936,900)
	Net Change in Unrealized Gain (Loss)	4,053,350	3,495,777
Total		$1,723,418	$2,558,877

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Currency risk
Currency Futures Contracts	Net Realized Gain (Loss)	$(337,204)	$(25,007,032)
	Net Change in Unrealized Gain (Loss)	10,042,686	(7,042,466)
Total		$9,705,482	$(32,049,498)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average Notional Value	$403,279,090	$181,483,032	$363,728,683	$276,592,910

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$436,604,450	$219,478,355	$(229,450,959)	$—	$—	$426,631,846	$3,466,596

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	$221,425,729	$897,560,631	$(692,354,514)	$—	$—	$426,631,846	$9,490,422

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$28.41	$26.88	$27.07	$29.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Currency Futures Contracts (a)	0.15	0.38	1.10	(2.68)
Net investment income (loss) (b)	0.21	0.24	0.60	0.76
Net income (loss)	0.36	0.62	1.70	(1.92)
Net asset value per Share, end of period	$28.77	$27.50	$28.77	$27.50
Market value per Share, beginning of period (c)	$28.41	$26.88	$27.04	$29.42
Market value per Share, end of period (c)	$28.78	$27.51	$28.78	$27.51
Ratio to average Net Assets (d)
Net investment income (loss)	2.97%	3.49%	2.91%	3.57%
Expenses, after waivers	0.68%	0.68%	0.69%	0.71%
Expenses, prior to waivers	0.78%	0.78%	0.79%	0.78%
Total Return, at net asset value (e)	1.27%	2.31%	6.28%	(6.53)%
Total Return, at market value (e)	1.30%	2.34%	6.43%	(6.49)%

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

The Index is calculated to reflect the changes in market value over time, whether positive or negative, of long positions in DX Contracts. The changes in market value over time, whether positive or negative, of DX Contracts are tied to the USDX®. The USDX® is composed of notional amounts of the Index Currencies. The notional amounts of the Index Currencies included in the USDX® reflect a geometric weighted average of the change in the Index Currencies’ exchange rates against the U.S. dollar relative to March 1973. March 1973 was chosen as a base period of the USDX® because it represents a significant milestone in foreign exchange history when the world’s major trading nations allowed their currencies to float freely against each other.

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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(189.6) million and $251.9 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation and depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading DX Contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2026, there were no purchases and no sales of United States Treasury Obligations. During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $150.0 million was received from sales and maturing United States Treasury Obligations. $692.4 million was received from sales of affiliated investments and $897.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2026. $774.1 million was received from sales of affiliated investments and $639.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, net deposits to/from the Commodity Broker was $1.4 million. There were $7.2 million net deposits to/from the Commodity Broker during the nine months ended September 30, 2025.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $189.6 million and $(252.5) million during the nine months ended September 30, 2026 and 2025, respectively. This included $924.9 million and $510.2 million from Shares purchased by Authorized Participants and $735.2 million and $762.7 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DEUTSCHE BANK LONG USD CURRENCY PORTFOLIO INDEX-EXCESS RETURNTM FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

UUP - For the Three Months Ended September 30, 2026
1.50%
1.00%
0.50%
0.00%
-0.50%
-1.00%
-1.50%
-2.00%
-2.50%
Percentage Change
6/30/2026
9/30/2026
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

UUP - For the Nine Months Ended September 30, 2026
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
12/31/2025
9/30/2026
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

Performance Summary

This Report covers the three and nine months ended September 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the Deutsche Bank Long USD Currency Portfolio Index–Total ReturnTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2026 and 2025” below provides an overview of the changes in the closing levels of Deutsche Bank Long USD Currency Portfolio Index Total ReturnTM (the “Long Index–TRTM") by disclosing the change in closing levels of the underlying DX Contracts of the Index through a “surrogate” (and analogous) index that also reflects the return of 3-month United States Treasury Bills. Please note also that the Fund’s objective is to track the Index (not the Long Index–TR™) and the Fund does not attempt to outperform or underperform the Index.

The Index provides a general indication of the international value of the U.S. dollar relative to the Index Currencies. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The Long Index-TR™ consists of the Index plus 3-month United States Treasury Obligations returns.

Summary of the Deutsche Bank Long USD Currency Portfolio Index–TRTM and Underlying DX Contract Returns for the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2026	2025	2026	2025

DX Contract	0.50%	2.47%	4.01%	(6.00)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the three months ended September 30, 2026, the NYSE Arca market value of each Share increased from $28.41 per Share to $28.78 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $27.89 per Share (-1.83%) on August 19, 2026 and a high of $28.78 per Share (+1.30%) on September 30, 2026. The total return for the Fund on a market value basis was +1.30%.

The U.S. dollar strengthened modestly during the third quarter, leading to a small gain for the Fund. The dollar softened in July and August before reversing sharply in September as persistent inflation, elevated energy prices and the Federal Reserve’s rate hike reinforced expectations that US interest rates would remain higher for longer. Support for the euro from the European Central Bank’s September rate increase and resilient euro-area activity weighed on the U.S. dollar, though Europe's energy shock and weaker growth outlook capped the upside for the euro. The Bank of Japan’s gradual policy normalization and narrowing rate differentials strengthened the yen, creating a headwind for the dollar, while persistent inflation in the United Kingdom and the Bank of England’s decision to keep rates elevated supported the pound and also weighed on the U.S. dollar. These offsets limited, but did not reverse, the U.S. dollar’s late-quarter rebound.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $28.41 per Share to $28.77 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended September 30, 2026, contributed to a 0.50% increase in the level of the Index and to a 1.48% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +1.27%.

Net income (loss) for the three months ended September 30, 2026 was $4.6 million, primarily resulting from $3.5 million of income, net realized gain (loss) of $(2.3) million, net change in unrealized gain (loss) of $4.1 million and net operating expenses of $0.7 million.

For the three months ended September 30, 2025, the NAV of each Share increased from $26.88 per Share to $27.50 per Share. Rising currency futures contract prices for long DX Contracts during the three months ended September 30, 2025 contributed to a 1.40% increase in the level of the Index and to a 2.47% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +2.31%.

Net income (loss) for the three months ended September 30, 2025 was $4.2 million, primarily resulting from $1.9 million of income, net realized gain (loss) of $(0.9) million, net change in unrealized gain (loss) of $3.5 million and net operating expenses of $0.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the nine months ended September 30, 2026, the NYSE Arca market value of each Share increased from $27.04 per Share to $28.78 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $26.48 per Share (-2.07%) on January 27, 2026 and a high of $28.78 per Share (+6.43%) on September 30, 2026. The total return for the Fund on a market value basis was +6.43%.

The U.S. dollar advanced year to date through the third quarter, leading to positive performance for the Fund. Performance was shaped primarily by the U.S. dollar’s movement against the euro, with the Japanese yen and British pound also having a meaningful impact. Geopolitical uncertainty, U.S. economic resilience, persistent inflation and the Federal Reserve’s September rate hike supported the U.S. dollar. Euro weakness stemming from the Middle East-driven energy shock and softer regional growth was also favorable, though resilient activity and the European Central Bank’s September tightening provided an offset. The wide U.S.-Japan rate differential pressured the yen and benefited the dollar, while the Bank of Japan’s gradual policy normalization occasionally worked in the opposite direction. Meanwhile, sticky UK inflation and restrictive Bank of England policy supported sterling, creating a headwind for the U.S. dollar.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share increased from $27.07 per Share to $28.77 per Share. Rising currency futures contract prices for long DX Contracts during the nine months ended September 30, 2026, contributed to a 4.01% increase in the level of the Index and to a 6.95% increase in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was +6.28%.

Net income (loss) for the nine months ended September 30, 2026 was $17.6 million, primarily resulting from $9.7 million of income, net realized gain (loss) of $(0.3) million, net change in unrealized gain (loss) of $10.0 million and net operating expenses of $1.9 million.

For the nine months ended September 30, 2025, the NAV of each Share decreased from $29.42 per Share to $27.50 per Share. Falling currency futures contract prices for long DX Contracts during the nine months ended September 30, 2025 contributed to a 8.95% decrease in the level of the Index and to a 6.00% decrease in the level of the Long Index-TRTM. The total return for the Fund on a NAV basis was -6.53%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2026.

				For the Nine Months Ended
				September 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$437,245,639	0.27%	$2,786,969	46

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB US Dollar Index Bullish Fund	$230,068,908	0.38%	$2,057,527	68

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	2,400,000	$28.38
August 1, 2026 to August 31, 2026	4,950,000	28.13
September 1, 2026 to September 30, 2026	800,000	28.62
Total	8,150,000	$28.25

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB US Dollar Index Bullish Fund — September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB US Dollar Index Bullish Fund — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB US Dollar Index Bullish Fund — For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund — For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB US Dollar Index Bullish Fund — For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB US Dollar Index Bullish Fund —September 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB US Dollar Index Trust on its own behalf and with respect to Invesco DB US Dollar Index Bullish Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2026		By:	/S/ Brian Hartigan
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/S/ LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools